Form 10-Q/A
period 1993-03-31
CHAMPION INTERNATIONAL CORP
filed 1994-01-26
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                  FORM 10-Q/A


(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended        March 31, 1993
                                   -----------------------------------------

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                              ------------    ----------------

Commission File Number                                  1-3053
                              ------------------------------------------------

                      Champion International Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New York                                           13-1427390
- --------------------------------------------    -------------------------------
State or other jurisdiction of incorporation       (I.R.S. Employer
or organization                                         Identification No.)

               One Champion Plaza, Stamford, Connecticut   06921
              ---------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X    No
     -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                  Outstanding at April 30, 1993
- -----------------------------                ---------------------------------
Common stock, $.50 par value                           92,909,263

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
- ------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)

                                                                     Three Months Ended
                                                                 --------------------------
                                                                          March 31,
                                                                 --------------------------
                                                                     1993           1992
                                                                 ------------    ----------
Net Sales                                                          $1,266,976    $1,200,277

Cost of products sold                                               1,163,183     1,106,937
Selling, general, and administrative expenses                          74,047        72,373
                                                                   ----------    ----------
Income From Operations                                                 29,746        20,967

Interest and debt expense                                              53,573        53,268
Other (income) expense - net (Note 2)                                  22,946       (15,142)
                                                                   ----------    ----------
Income (Loss) Before Income Taxes and Cumulative Effect of
   Accounting Changes                                                 (46,773)      (17,159)

Income Taxes                                                          (18,709)      (10,355)
                                                                   ----------    ----------
Income (Loss) Before Cumulative Effect of Accounting Changes          (28,064)       (6,804)

Cumulative Effect of Accounting Changes,
   Net of Taxes (Note 3)                                               (7,523)     (454,314)
                                                                   ----------    ----------
Net Income (Loss)                                                  $  (35,587)   $ (461,118)
                                                                   ==========    ==========
Dividends on Preference Stock                                           6,938         6,938
                                                                   ==========    ==========
Net Income (Loss) Applicable to Common Stock                       $  (42,525)   $ (468,056)
                                                                   ==========    ==========

Average Number of Common Shares Outstanding                            92,692        92,605
                                                                   ==========    ==========
Earnings (Loss) Per Common Share (Exhibit 11):
   Income (Loss) Before Cumulative Effect of
      Accounting Changes                                           $     (.38)   $     (.15)
                                                                   ==========    ==========
   Cumulative Effect of Accounting Changes                         $     (.08)   $    (4.90)
                                                                   ==========    ==========
   Net Income (Loss)                                               $     (.46) $      (5.05)
                                                                   ==========    ==========

   Cash dividends declared                                         $      .05  $        .05
                                                                   ==========    ==========


        The accompanying notes are an integral part of this statement.

                 CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIARIES
                             CONSOLIDATED BALANCE SHEET
                              (in thousands of dollars)


                                                                  March 31,                 December 31
                                                                    1993                       1992
                                                                 (unaudited)
                                                                 -----------                -----------

ASSETS:
Current Assets:
  Cash and cash equivalents                                      $  43,527                  $  36,678
  Short-term investments                                            55,021                     54,932
  Receivables - net                                                495,379                    469,846
  Inventories                                                      480,386                    479,511
  Prepaid expenses                                                  24,857                     24,622
  Deferred income taxes                                             75,374                     76,911
                                                                  --------                   --------
     Total Current Assets                                        1,174,544                  1,142,500
                                                                 ---------                  ---------
Timber and timberlands, at cost - less cost
  of timber harvested                                            2,009,884                  2,011,567
                                                                 ---------                  ---------
Property, plant, and equipment, at cost                          8,362,307                  8,218,903
  Less - Accumulated Depreciation                               (2,552,391)                (2,456,043)
                                                                 ---------                   --------
                                                                 5,809,916                  5,762,860
                                                                 ---------                  ---------
Other assets and deferred charges                                  463,885                    464,505
                                                                 ---------                  ---------
          Total Assets                                          $9,458,229                 $9,381,432
                                                                ==========                 ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
  Current installments of long-term debt                         $  21,234                  $  21,147
  Accounts and notes payable and accrued
  liabilities                                                      727,775                    757,092
  Income taxes                                                       9,652                      8,132
                                                                  --------                   --------
     Total Current Liabilities                                     758,661                    786,371
                                                                  --------                  ---------
Long-term debt                                                   3,457,215                  3,290,875
                                                                 ---------                  ---------
Other liabilities                                                  649,948                    637,275
                                                                 ---------                  ---------
Deferred income taxes                                            1,124,139                  1,159,244
                                                                 ---------                  ---------
Minority interest in subsidiaries                                   52,239                     48,864
                                                                 ---------                  ---------
Preference stock, $1.00 par value, $92.50
cumulative convertible series (redeemable
 for $300,000)                                                     300,000                    300,000
                                                                 ---------                  ---------

Shareholders' Equity:
  Capital Shares -
    Common (92,881,474 and 92,879,567 shares
    outstanding at March 31, 1993 and
    December 31, 1992 respectively)                                 48,111                     48,079
  Capital Surplus                                                1,159,773                  1,158,150
  Retained Earnings                                              2,016,950                  2,064,120
                                                                 ---------                  ---------
                                                                 3,224,834                  3,270,349
                                                                 ---------                  ---------
  Treasury shares, at cost                                        (100,242)                  (100,201)
  Cumulative translation adjustment                                ( 8,565)                   (11,345)
                                                                 ---------                  ---------
     Total Shareholders' Equity                                  3,116,027                  3,158,803
                                                                 ---------                  ---------
          Total Liabilities and Shareholders' Equity            $9,458,229                 $9,381,432
                                                                ==========                 ==========


             The accompanying notes are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)

                                                                       Three Months Ended
                                                                     -----------------------
                                                                            March 31,
                                                                     -----------------------
                                                                       1993          1992
                                                                     ---------     ---------
Cash flows from operating activities:
Net Income (Loss)                                                    $ (35,587)    $(461,118)

Adjustments to reconcile net income (loss) to net cash
   provided by operations:
   Cumulative effect of accounting changes                               7,523       454,314
   Depreciation expense and cost of timber harvested                   106,479        94,904
   Deferrals of pre-operating and start-up costs                        (6,490)       (3,443)
   (Increase)/decrease in receivables                                  (24,996)      (14,120)
   (Increase)/decrease in inventories                                      302          (986)
   (Increase)/decrease in prepaid expenses                                (140)        2,042
   Increase/(decrease) in accounts and notes payable and accrued
      liabilities                                                      (21,215)      (31,626)
   Increase/(decrease) in accrued interest payable                      19,725        11,437
   Increase/(decrease) in income taxes                                   1,451        (4,250)
   Increase/(decrease) in other liabilities                              2,072        (1,542)
   Increase/(decrease) in deferred income taxes                        (19,305)      (11,690)
   All other - net                                                      10,757         3,872
                                                                     ---------     ---------
Net cash provided by (used in) operating activities                     40,576        37,794
                                                                     ---------     ---------

Cash flows from investing activities:
   Expenditures for property, plant, and equipment                    (135,852)     (102,656)
   Timber and timberlands expenditures                                 (23,224)      (16,719)
   Proceeds from sales of property, plant, and equipment
       and timber and timberlands                                       10,621        33,511
   All other - net                                                      (2,609)      (19,669)
                                                                     ---------     ---------
Net cash provided by (used in) investing activities                   (151,064)     (105,533)
                                                                     ---------     ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                            258,834       248,454
   Payments of current installments of long-term debt
       and long-term debt                                             (130,746)     (159,235)
   Cash dividends paid                                                 (11,580)      (11,584)
   All other - net                                                         829        (2,794)
                                                                     ---------     ---------
Net cash provided by (used in) financing activities                    117,337        74,841
                                                                     ---------     ---------
Increase/(decrease) in cash and cash equivalents                         6,849         7,102

Cash and Cash Equivalents:
Beginning of period                                                     36,678       112,696
                                                                     ---------     ---------
End of period                                                        $  43,527     $ 119,798
                                                                     =========     =========
Supplemental cash flow disclosures:
   Cash paid during the period for:
       Interest (net of capitalized amounts)                         $  31,693     $  42,295
       Income taxes (net of refunds)                                      (116)        7,037


        The accompanying notes are an integral part of this statement.

      CHAMPION  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES  NOTES  TO
               CONSOLIDATED  FINANCIAL  STATEMENTS  (unaudited)

                                March 31, 1993



Note 1.
  The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.




Note 2.

Other (income) expense - net for 1992 includes non-recurring pre-tax income of $20 million from the sale of timberlands and from certain environmental litigation settlements received by the company.




NOTE 3.

In the fourth quarter of 1993, the company adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The standard requires an accrual method of accounting for postemployment benefits. Prior to adoption, the company was on a cash basis of accounting for certain of these postemployment benefits. The cumulative effect of adopting Statement No. 112 as of January 1, 1993, resulted in an after-tax charge of $7.5 million ($.08 per share) to 1993 earnings after reduction of approximately $4.7 million for income tax effects. The effect of adoption on 1993 results, after recording the cumulative effect, was not material.

The cumulative effect of accounting changes for the three months ended March 31, 1992 is the after-tax effect of adopting a new accounting standard for postretirement benefits other than pensions and a new accounting standard for income taxes.

           CHAMPION  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES



Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations.
- ---------------------

Results of Operations
- ---------------------

Summary

In the fourth quarter of 1993, the company adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of adopting SFAS No. 112, as of January 1, 1993, resulted in an after-tax charge of $7.5 million ($.08 per share) to 1993 earnings after reduction of approximately $4.7 million for income tax effects.

Results for the first quarter of 1993 declined from a year ago and were approximately even with last year's fourth quarter. The company reported a first quarter loss before the cumulative effect of an accounting change of $28 million, compared to last year's loss of $7 million before the cumulative effect of accounting changes and the loss of $29 million last quarter. The fully diluted loss per share of 38 cents in the first quarter compared to the loss per share of 15 cents a year ago before the cumulative effect of accounting changes and the loss per share of 38 cents last quarter.

In last year's first and fourth quarters, non-recurring items added approximately 15 cents and 18 cents, respectively, to earnings. Excluding non-recurring items, the loss per share of 38 cents in the first quarter of 1993 compared to per share losses of 30 cents a year ago and 56 cents last quarter.

Operating income of $30 million improved from $21 million last year and $3 million last quarter due to record prices for plywood and lumber, which were partially offset by lower prices for pulp and uncoated free sheet papers. However, overall results were down from last year and were about the same as last quarter due to a decline in other (income) expense - net and a smaller tax benefit resulting from a lower effective tax rate.

Other (income) expense - net declined substantially from the first quarter of last year, which included income of $20 million from non-recurring items, principally sales of timberlands and various litigation settlements received by the company. Other (income) expense - net also declined significantly from last quarter, which included a net charge of $18 million related to several non-recurring items and income of $30 million from the favorable resolution of certain issues in Brazil.

Paper Segment

The first quarter loss from operations was $52 million, down from income of $5 million a year ago and a loss of $16 million last quarter.

The domestic printing and writing papers business incurred a significant operating loss for the quarter, down substantially from the slight operating loss last year and down from the operating loss last quarter. The decline was attributable primarily to lower prices. A price increase for uncoated free sheet papers which went into effect during the first quarter came too late to significantly impact results. An additional price increase for uncoated free sheet papers, which was announced in March, began to take effect in May. Maintenance outages are scheduled at the four domestic printing and writing papers mills in the second quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., was up slightly from last year and last quarter. This improvement was due primarily to higher pulp production, with several production records set during the quarter. Prices were above last year but declined from last quarter. New capacity additions by various competitors in Brazil are causing a decline in domestic prices. Reflecting weak overall results at the company's U.S. operations, approximately 61% of the company's operating income, before general corporate expense, was attributable to the Brazilian subsidiary.

The loss for the publication papers business was less than the loss of a year ago due to higher shipments, and was about even with last quarter. Improved prices for lightweight coated groundwood papers during the quarter were offset by a decline in prices for coated free sheet papers due to continued weak demand. The company recently announced a price increase on all coated groundwood grades effective June 1.

The company's U.S. and Canadian market pulp operations incurred an operating loss for the quarter, down significantly from the operating income of a year ago and last quarter. Prices for softwood and hardwood pulp declined from last year and last quarter due to weak demand and excess industry capacity, which have continued into the second quarter. The company's Canadian pulp operations have scheduled maintenance outages in the second quarter.

The company's newsprint business incurred a sizeable loss for the quarter. Results were approximately even with last year and down from last quarter. Although newsprint prices were above last year and slightly above last quarter due to a price increase which went into effect March 1, prices and shipments were down for uncoated groundwood grades. Newsprint shipments were even with last year and last quarter. Annual maintenance outages scheduled for the second quarter at the company's two newsprint mills are expected to offset most of the impact of the recent newsprint price increase.

Earnings for the packaging business were down from last year and last quarter as prices for kraft paper and linerboard declined during the first quarter and into the second quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the Canadian subsidiary, Weldwood of Canada Limited, reported first quarter income from operations of $94 million, up substantially from $28 million a year ago and $32 million last quarter. Prices for lumber, studs and plywood were much higher than last year and last quarter both in the U.S. and Canada, reaching record levels. Price increases were due primarily to industry timber shortages in the U.S., as the result of environmental considerations in the west and weather conditions in the south. In addition, increased demand -- caused in part by uncertainties regarding supply -- impacted prices. Prices declined late in the first quarter and into the second quarter.


Financial Condition
- -------------------

General

The company's current ratio was 1.5 to 1 at March 31, 1993 and at year-end 1992. Total debt to total capitalization was 44% at March 31, 1993 and 42% at year-end 1992.

As discussed below, in the first three months of 1993 and 1992, the company's net cash provided by operating activities was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). Each year the approximate difference was financed through borrowings. Net borrowings generated cash proceeds of $128 million in the first quarter of 1993, as compared to $89 million in the first quarter of 1992.

Looking ahead, the company anticipates that net cash provided by operating activities supplemented by the proceeds of any asset sales and by borrowings, including borrowings under or supported by its bank lines of credit, will be sufficient to meet the capital expenditure, debt payment and dividend requirements of the company. The company's extensive capital improvement program is nearing completion, with the remaining projects due to come on line by the end of summer. After completing this program, the company plans to reduce capital spending to levels required for routine capital replacements, environmental compliance and incremental improvements.

Operating Activities

For the first three months, net cash provided by operating activities of $41 million was up from $38 million a year ago. The decline in net income (loss) before the cumulative effect of accounting changes was more than offset by higher depreciation expense and working capital changes.

Investing Activities

Net cash used in investing activities of $151 million was up from $106 million a year ago. The increase was principally due to lower proceeds from asset sales and higher capital expenditures associated with the recent completion of the de-inking project at the Sheldon, Texas mill, the construction of a new uncoated paper machine at the Courtland, Alabama mill, the environmental improvement and modernization project at the Canton, North Carolina mill and the construction of a sawmill in Hinton, Alberta. All of these ongoing projects are scheduled for completion by the end of summer.

The wood products facilities in Bonner and Libby, Montana, together with more than 850,000 acres of timberlands in Montana, the wood products facility in Abbeville, Alabama, and the sawmill complex at Lumber City and Swainsboro, Georgia, remain for sale.

Financing Activities

Net cash provided by financing activities of $117 million was up from $75 million a year ago, principally as the result of an increase in net borrowings used to fund the additional capital expenditure requirements described above.

At March 31, 1993, the company had $585 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, down from $721 million at year-end 1992. In addition, at March 31, 1993, the company has $175 million of notes outstanding under its U.S. bank lines of credit, as compared to $178 million at year-end 1992. Domestically, at March 31, 1993, $585 million of the company's unused bank lines of credit of $840 million support the classification of commercial paper and other short-term obligations as long-term debt.

The annual principal payment requirements under the terms of all long-term debt agreements for the period from April 1 through December 31, 1993 are $20 million and for the years 1994 through 1997 are $264 million, $379 million, $1,013 million and $166 million, respectively.

On February 25, 1993, the company issued a $50 million medium-term note in a private placement. The net proceeds were used to pay a portion of the company's commercial paper and short-term notes at maturity.

 On March 10, 1993, the company borrowed $54 million through the issuance of long-term tax-exempt bonds. The net proceeds were applied to the payment of a portion of the costs of construction related to the new uncoated paper machine at the company's Courtland, Alabama mill.

                          PART II.  OTHER INFORMATION
                          ---------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES



Item 1.  Legal Proceedings.
- --------------------------

As most recently reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, on January 4, 1991, a class action was brought against the company in state court in Tennessee. The class consisted of all Tennessee residents who own or lease land around Douglas Lake or along the Pigeon River. Subsequently, the case was transferred to the United States District Court for the Eastern District of Tennessee. While the original complaint sought $5 billion in compensatory and punitive damages, immediately prior to trial the plaintiffs' reduced their demand to $367.9 million. The plaintiffs originally claimed damages for both personal injury and property damage, but the personal injury claims were dismissed. The case proceeded to trial on plaintiffs' theory that discharges of hazardous materials, including dioxin, from the company's Canton, North Carolina mill had decreased property values along the river and the lake. The trial began on September 14, 1992 and ended in a mistrial on October 16, 1992, when the jury was unable to reach a unanimous verdict. On February 3, 1993, the court preliminarily approved a settlement of the action providing for a payment of $6.5 million by the company. On May 3, 1993, the court gave final approval to the settlement.

As reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, on September 18, 1992 an action was filed in the District Court of Brazoria County, Texas against the company, Simpson Pasadena Paper Company, the Gulf Coast Waste Disposal Authority and eight other corporations and individuals seeking unspecified compensatory damages resulting from the purported discharge of dioxin into the Brazos River, Galveston Bay, the Neches River and their adjacent waters. The plaintiffs and defendents have agreed to mediation of the case beginning May 19, 1993.


Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------
(a)      See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated January 27, 1993 which reported the sale of $200 million aggregate principal amount of the company's 7.7% Notes due December 15, 1999 pursuant to the company's shelf registration statements (No. 33-36998 and No. 33-47959).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.

                                             Champion International Corporation
                                             ----------------------------------
                                                       (Registrant)



Date:         January 26, 1994               John M. Nimons
     -------------------------------         ----------------------------------
                                             (Signature)

                                             John M. Nimons
                                             Vice President and Controller






Date:         January 26, 1994               Kenwood C. Nichols
     -------------------------------         ----------------------------------
                                             (Signature)

                                             Kenwood C. Nichols
                                             Vice Chairman

                                EXHIBIT  INDEX



  Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulations S-K.

  3 - By-Laws of the Company, as amended through February 20, 1992 (filed by incorporation by reference to Exhibit 3(ii).1 to the company's Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-3053).

  10 - Amendment to Champion International Corporation 1986 Management Incentive Program (filed by incorporation by reference to Exhibit 10.1 to the company's Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-3053).

  11 - Calculation of Primary Earnings Per Common Share and Fully Diluted Earnings per Common Share (unaudited).