Form 10-Q/A
period 1993-06-30
CHAMPION INTERNATIONAL CORP
filed 1994-01-26
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                  FORM 10-Q/A


(Mark One)

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

    For the quarterly period ended  June 30, 1993
                                   ---------------------------------------------
                                                     OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from             to
                                    --------------------------------------------

      Commission File Number                1-3053
                             ---------------------------------------------------

                      Champion International Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New York                             13-1427390
- --------------------------------            --------------------------------
State or other jurisdiction
of incorporation                              (I.R.S. Employer
  or organization                              Identification No.)

               One Champion Plaza, Stamford, Connecticut   06921
               -------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
                                 ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X   No
     --      --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                                Outstanding at July 31, 1993
- ------------------------------              ------------------------------
 Common stock, $.50 par value                        92,978,767

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.
- ------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)


                                 Six Months Ended        Three Months Ended
                             -----------------------   -----------------------
                                    June 30,                  June 30,
                             -----------------------   -----------------------
                                1993         1992         1993         1992
                             ----------   ----------   ----------   ----------

   Net Sales                 $2,523,275   $2,429,847   $1,256,299   $1,229,570

   Cost of products sold      2,327,036    2,247,573    1,163,853    1,140,636
   Selling, general and
    administrative
    expenses                    150,932      146,026       76,885       73,653
                             ----------   ----------   ----------   ----------
   Income From Operations        45,307       36,248       15,561       15,281

   Interest and debt
    expense                     107,876      104,920       54,303       51,652
   Other (income) expense
    - net (Note 2)               21,440      (44,252)      (1,506)     (29,110)
                             ----------   ----------   ----------   ----------
   Income (Loss) Before
    Income Taxes and
    Cumulative
     Effect of Accounting
      Changes                   (84,009)     (24,420)     (37,236)      (7,261)

   Income Taxes                 (33,603)     (19,622)     (14,894)      (9,267)
                             ----------   ----------   ----------   ----------
   Income (Loss) Before
    Cumulative Effect of
     Accounting Changes         (50,406)      (4,798)     (22,342)       2,006

   Cumulative Effect of
    Accounting Changes,
     Net of Taxes (Note 3)       (7,523)    (454,314)         ---          ---
                             ----------   ----------   ----------   ----------
   Net Income (Loss)         $  (57,929)  $ (459,112)  $  (22,342)  $    2,006
                             ==========   ==========   ==========   ==========

   Dividends on Preference
    Stock                        13,875       13,875        6,938        6,938
                             ==========   ==========   ==========   ==========
   Net Income (Loss)
    Applicable to Common
    Stock                    $  (71,804)  $ (472,987)  $  (29,280)  $   (4,932)
                             ==========   ==========   ==========   ==========

   Average Number of
    Common Shares
    Outstanding                  92,731       92,622       92,769       92,639
                             ==========   ==========   ==========   ==========
   Earnings (Loss) Per
    Common Share (Exhibit
    11):
     Income (Loss) Before
      Cumulative Effect
      of Accounting Changes  $     (.69)  $     (.20)  $     (.31)  $     (.05)
                              ==========   ==========   ==========   ==========
     Cumulative Effect of
      Accounting Changes     $     (.08)  $    (4.90)  $      ---   $      ---
                              ==========   ==========   ==========   ==========
     Net Income (Loss)       $     (.77)  $    (5.10)  $     (.31)  $     (.05)
                              ==========   ==========   ==========   ==========
     Cash dividends
      declared               $      .10   $      .10   $      .05   $      .05
                              ==========   ==========   ==========   ==========




               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.


                                        CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEET
                                                     (in thousands of dollars)


                                                            June 30,                  December 31,
                                                             1993                        1992
                                                          (unaudited)
                                                         -------------                ------------
ASSETS:
Current Assets:
 Cash and cash equivalents                               $    21,693                  $    36,678
 Short-term investments                                       53,831                       54,932
 Receivables - net                                           501,101                      469,846
 Inventories                                                 487,009                      479,511
 Prepaid expenses                                             34,277                       24,622
 Deferred income taxes                                        75,374                       76,911
                                                         -------------                ------------
  Total Current Assets                                     1,173,285                    1,142,500
                                                         -------------                ------------
Timber and timberlands,
 at cost - less cost of
 timber harvested                                          2,018,462                    2,011,567
                                                         -------------                ------------
Property, plant and equipment,
 at cost                                                   8,475,862                    8,218,903
 Less - Accumulated Depreciation                          (2,628,597)                  (2,456,043)
                                                         -------------                ------------
                                                           5,847,265                    5,762,860
                                                         -------------                ------------

Other assets and deferred charges                            462,288                      464,505
                                                         -------------                -----------
    Total Assets                                         $ 9,501,300                  $ 9,381,432
                                                         =============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
 Current installments of long-term debt                  $    11,364                  $    21,147
  Accounts and notes payable and accrued liabilities         710,561                      757,092
 Income taxes                                                  7,610                        8,132
                                                         -------------                ------------
    Total Current Liabilities                                 729,535                     786,371
                                                         -------------                ------------

Long-term debt                                              3,587,098                   3,290,875
                                                         -------------                ------------
Other liabilities                                             656,178                     637,275
                                                         -------------                ------------
Deferred income taxes                                       1,096,061                   1,159,244
                                                         -------------                ------------
Minority interest in subsidiaries                              53,616                      48,864
                                                         -------------                ------------

Preference stock, $1.00 par value, $92.50 cumulative
 convertible series; 300,000 shares issued and
 outstanding (redeemable at maturity for $300,000)           300,000                      300,000
                                                         -------------                ------------

 Shareholders' Equity:
  Preference stock, no series designated, 6,731,431
   shares authorized but unissued                                  ---                         ---
  Capital Shares:
    Common (92,956,317 and 92,879,567
     shares
     outstanding at June 30, 1993 and
     December 31, 1992, respectively)                          48,149                      48,079
    Capital Surplus                                         1,161,746                   1,158,150
Retained Earnings                                           1,983,027                   2,064,120
                                                         -------------                ------------
                                                            3,192,922                   3,270,349
                                                         -------------                ------------
Treasury shares, at cost                                     (100,233)                   (100,201)
Cumulative translation adjustment                             (13,877)                    (11,345)
                                                         -------------                ------------
 Total Shareholders' Equity                                 3,078,812                   3,158,803
                                                         -------------                ------------
   Total Liabilities and Shareholders' Equity            $  9,501,300                 $ 9,381,432
                                                         =============                ============

                                         The accompanying Notes to Consolidated Financial
                                        Statements are an integral part of this statement.

                                                                -3-

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)

                                                     Six Months Ended
                                                -------------------------
                                                         June 30,
                                                -------------------------
                                                    1993          1992
                                                -----------   -----------
  Cash flows from operating activities:
  Net Income (Loss)                             $   (57,929)  $  (459,112)

  Adjustments to reconcile net income
   (loss) to net cash provided by operations:
       Cumulative effect of accounting
        changes                                       7,523       454,314
       Depreciation expense and cost of
        timber harvested                            213,657       193,968
       Deferrals of pre-operating and
        start-up costs                              (13,435)       (9,224)
       (Increase)/decrease in receivables           (31,674)      (13,958)
       (Increase)/decrease in inventories            (8,417)        9,261
       (Increase)/decrease in prepaid
        expenses                                     (9,733)        3,892
       Increase/(decrease) in accounts
        and notes payable
           and accrued liabilities                  (17,866)      (15,425)
       Increase/(decrease) in accrued
        interest payable                             (2,124)       (2,517)
       Increase/(decrease) in income
        taxes                                          (469)       (5,523)
       Increase/(decrease) in other
        liabilities                                   6,903         1,930
       Increase/(decrease) in deferred
        income taxes                                (34,210)      (21,481)
       All other - net                               11,604        (8,335)
                                                -----------   -----------
  Net cash provided by (used in)
   operating activities                              63,830       127,790
                                                -----------   -----------
  Cash flows from investing activities:
       Expenditures for property, plant,
        and equipment                              (270,012)     (254,607)
       Timber and timberlands
        expenditures                                (53,539)      (39,448)
       Purchase of investments                      (82,621)     (192,612)
       Proceeds from redemption of
        investments                                  80,436       147,126
       Proceeds from sales of property,
        plant, and equipment
           and timber and timberlands                13,093        52,149
       All other - net                              (16,090)      (33,702)
                                                -----------   -----------
  Net cash provided by (used in)
   investing activities                            (328,733)     (321,094)
                                                -----------   -----------
  Cash flows from financing activities:
       Proceeds from issuance of
        long-term debt                              819,814       326,202
       Payments of current installments
        of long-term debt
           and long-term debt                      (548,394)     (174,376)
       Cash dividends paid                          (23,163)      (23,163)
       All other - net                                1,661        (1,880)
                                                -----------   -----------
  Net cash provided by (used in)
   financing activities                             249,918       126,783
                                                -----------   -----------
  Increase/(decrease) in cash and cash
   equivalents                                      (14,985)      (66,521)

  Cash and Cash Equivalents:
  Beginning of period                                36,678       112,696
                                                -----------   -----------
  End of period                                 $    21,693   $    46,175
                                                ===========   ===========
  Supplemental cash flow disclosures:
       Cash paid during the period for:
           Interest (net of capitalized
            amounts)                            $   111,465   $   108,876
           Income taxes                              (3,606)        8,901


               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 June 30, 1993



Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interm periods reported. All such adjustments made were of a normal recurring nature.



Note 2.

Other (income) expense - net for the three month and six month periods ended June 30, 1992 includes non-recurring pre-tax income of $26 million and $46 million, respectively, primarily from the sale of timberlands and from certain environmental litigation settlements received by the company.


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

The cumulative effect of accounting changes for the six months ended June 30, 1992 is the after-tax effect of adopting a new accounting standard for postretirement benefits other than pensions and a new accounting standard for income taxes.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations.
- ----------------------

Results of Operations
- ---------------------

Summary

In the fourth quarter of 1993, the company adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of adopting Statement No. 112, as of January 1, 1993, resulted in an after-tax charge of $7.5 million ($.08 per share) to 1993 earnings after reduction of approximately $4.7 million for income tax effects.

Results for the second quarter of 1993 declined from a year ago but improved somewhat from last quarter. The company reported a second quarter loss of $22 million, compared to last year's net income of $2 million and a loss before the cumulative effect of an accounting change of $28 million last quarter. The fully diluted loss per share of 31 cents in the second quarter compared to a loss per share of five cents a year ago and a loss per share before the cumulative effect of an accounting change of 38 cents last quarter.

In last year's second quarter, non-recurring items added approximately 16 cents per share to results. Excluding non-recurring items, the loss per share of 31 cents in the second quarter of 1993 compared to per share losses of 21 cents a year ago and 38 cents last quarter.

Operating income of $16 million was approximately even with last year. Higher prices for wood products were offset primarily by lower average price levels for certain paper grades. However, overall results were down due to a decline in other (income) expense - net from last year, which included income of $26 million from non-recurring items, principally sales of timberlands and various litigation settlements received by the company.

Operating income was down from $30 million last quarter. The decline in wood products prices from the first quarter's record levels more than offset the improvement in prices for certain paper grades. However, overall results were higher due to an increase in other (income) expense - net from last quarter, which included net charges relating to discontinued operations and investments.

For the first six months, the company reported a loss before the cumulative effect of an accounting change of $50 million and a per share loss of 69 cents, compared to a loss before the cumulative effect of accounting changes of $5 million and a per share loss of 20 cents for the first six months of 1992. Non-recurring net income of $29 million was recorded for the first six months of 1992, which added approximately 31 cents per share to results.


Paper Segment


The second quarter loss from operations of $36 million compared to losses of $11 million a year ago and $52 million last quarter.

The domestic printing and writing papers business incurred a significant operating loss for the quarter, down substantially from the slight operating profit last year but improved from last quarter's operating loss. The decline from last year was attributable primarily to lower prices. A price increase for uncoated free sheet papers which went into effect late in the first quarter, and additional price increases which took effect during the second quarter, were principally responsible for the improvement over the first quarter.
Prices for coated freesheet papers declined during the quarter, however. Scheduled maintenance outages occurred at three of the four domestic printing and writing papers mills in the second quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., was up from last year but down slightly from last quarter. The improvement from last year was due to higher prices and increased pulp and paper production, with several production records set during the quarter. However, prices declined from last quarter. New capacity additions by various competitors in Brazil are continuing to cause a decline in domestic prices. Reflecting weak overall results at the company's U.S. operations, approximately 84% of the company's operating income, before general corporate expense, was attributable to the Brazilian subsidiary.

Operating income for the publication papers business improved substantially from the losses of a year ago and last quarter. Shipments were higher than last year and last quarter, as production records were set at three of the four publication papers mills during the quarter. Higher prices for most coated paper grades and lower purchased pulp costs also contributed to the improvement. Prices for uncoated groundwood papers declined during the quarter, however. A price increase for coated groundwood grades became effective July
1. Maintenance outages are scheduled at three publication papers mills during the third quarter.

The company's U.S. and Canadian market pulp operations incurred an operating loss for the quarter, down significantly from the operating income of a year ago and down slightly from last quarter's loss. Prices for most softwood and hardwood pulp grades declined from last year and last quarter due to continuing weak demand and excess industry capacity. Shipments also declined from last year and last quarter. Scheduled maintenance outages occurred at certain of the company's pulp mills in the second quarter and will occur at certain pulp mills in the third quarter.

The company's newsprint business incurred a sizeable loss for the quarter. Results improved from the operating loss of last year but declined from the operating loss of last quarter. Newsprint prices were higher than last year and last quarter due to a price increase which went into effect March 1. However, newsprint shipments declined from last year's and last quarter's levels as the result of reduced demand as well as scheduled maintenance outages during the second quarter at the company's two newsprint mills. Newsprint prices declined early in the third quarter.

Earnings for the packaging business were about even with last year and down from last quarter. Prices for kraft paper and linerboard declined during the first quarter and into the second quarter. Shipments were higher than last year but lower than last quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the Canadian subsidiary, Weldwood of Canada Limited, reported second quarter income from operations of $65 million, up substanially from $36 million a year ago but down from $94 million last quarter. In both the U.S.and Canada, prices for lumber, studs and plywood were significantly higher than last year but lower than the first quarter's record levels. Price increases in the first quarter were due primarily to industry timber shortages in the U.S., as the result of environmental considerations in the west and weather conditions in the south.
In addition, increased demand--caused in part by uncertainties regarding supply--further impacted prices. However, a lower than anticipated increase in housing starts and a buildup in inventory levels by customers during the first quarter resulted in reduced demand and lower prices in the second quarter.

Financial Condition

General

The company's current ratio was 1.6 to 1 at June 30, 1993 as compared to 1.5 to 1 at March 31, 1993 and year-end 1992. Total debt to total capitalization was 45% at June 30, 1993 as compared to 44% at March 31, 1993 and 42% at year-end 1992.

As discussed below, in the first six months of 1993 and 1992, the company's net cash provided by operating activities was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). Each year the approximate difference was financed through borrowings and through cash and cash equivalents. Net borrowings generated cash proceeds of $271 million in the first six months of 1993, as compared to $152 million in the same period last year. Cash and cash equivalents declined by $15 million in the first six months of 1993 and by $67 million in the first six months of 1992.

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

Operating Activities

For the first six months, net cash provided by operating activities of $64 million was down from $128 million a year ago principally due to the increase in the net loss before the cumulative effect of accounting changes.


Investing Activities

For the first six months, net cash used in investing activities of $329 million was up from $321 million a year ago. The increase was principally due to reduced proceeds from asset sales and higher capital expenditures, partially offset by lower net investments in marketable securities. The higher capital expenditures were associated with the recent completion of the de-inking project at the Sheldon, Texas mill, the construction of a new uncoated paper machine at the Courtland, Alabama mill, the environmental improvement and modernization project at the Canton, North Carolina mill and the construction of a sawmill in Hinton, Alberta. The three ongoing projects are scheduled for completion by the end of summer.

On July 19, 1993, the company announced the execution of a non-binding letter of intent to sell approximately 870,000 acres of timberlands in Montana to Plum Creek Timber Company, L.P. The sale of the timberlands is subject to the simultaneous sale of the company's wood products facilities at Bonner and Libby, Montana, to Stimson Lumber Company. Both transactions are subject to a number of material conditions, including the execution of definitive purchase and sale agreements. The company expects to complete the transactions before the end of the year for an aggregate consideration of approximately $260 million.

The sawmill complex at Lumber City and Swainsboro, Georgia, remains for sale.

Financing Activities

For the first six months, net cash provided by financing activities of $250 million was up from $127 million a year ago, principally as the result of an increase in net borrowings attributable to the additional capital expenditure requirements and the decline in net cash provided by operating activities described above.

At June 30, 1993, the company had $729 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, up from $585 million at March 31, 1993 and $721 million at year-end 1992. In addition, at June 30, 1993, the company had $164 million of notes outstanding under its U.S. bank lines of credit, as compared to $175 million at March 31, 1993 and $178 million at year- end 1992. Domestically, at June 30, 1993, $729 million of the company's unused bank lines of credit of $851 million support the classification of commercial paper and other short-term obligations as long-term debt.

The annual principal payment requirements under the terms of all long-term debt agreements for the period from July 1 through December 31, 1993 are $3 million and for the years 1994 through 1997 are $255 million, $369 million, $986 million and $263 million, respectively.

The company issued a $50 million medium-term note on May 7, 1993, and a $50 million medium-term note on June 24, 1993, both in private placements. The net proceeds of the two issues were used to pay a portion of the company's commercial paper and short-term notes at maturity.


The Environment

The company may incur capital expenditures, in addition to those set forth in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, to meet the requirements of the Great Lakes Water Quality Agreement of 1978 and the Great Lakes Critical Programs Act of 1990. Pursuant thereto, in April 1993, the United States Environmental Protection Agency issued proposed guidance to the states regarding water quality standards for the waters of the Great Lakes and their tributaries. The company is awaiting the issuance of implementing regulations by the affected state environmental agencies in order to determine the extent of any additional costs and the period over which they will be incurred. As a result, the company is not yet in a position to provide a meaningful estimate of such costs.

The company was a defendant in a class action which originally sought $5 billion in damages allegedly resulting from the purported discharge of hazardous substances, including dioxin, from the company's Canton, North Carolina mill into the Pigeon River. In October 1992, a mistrial was declared after the jury was unable to reach a unanimous verdict. In May 1993, the court approved a settlement of the action providing for the payment of $6.5 million by the company. In June 1993, the court's approval of the settlement was appealed.

The company and many other corporations, municipalities and individuals are defendants in three separate actions filed in Texas by numerous individuals. Each of these actions seeks damages in excess of $5 billion, allegedly resulting from the purported disposal of waste materials, including hazardous substances, into the McGinnis Waste Disposal Site located at Hall's Bayou Ranch. The company is vigorously defending each of the actions.

                          PART II.  OTHER INFORMATION
                          ---------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1.  Legal Proceedings.
- ---------------------------

As most recently reported in the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, on January 4, 1991, a class action was brought against the company in state court in Tennessee. The class consisted of all Tennessee residents who own or lease land around Douglas Lake or along the Pigeon River. Subsequently, the case was transferred to the United States District Court for the Eastern District of Tennessee. While the original complaint sought $5 billion in compensatory and punitive damages, immediately prior to trial the plaintiffs reduced their demand to $367.9 million. The plaintiffs originally claimed damages for both personal injury and property damage, but the personal injury claims were dismissed. The case proceeded to trial on plaintiffs' theory that discharges of hazardous materials, including dioxin, from the company's Canton, North Carolina mill had decreased property values along the river and the lake. The trial began on September 14, 1992 and ended in a mistrial on October 16, 1992, when the jury was unable to reach a unanimous verdict. On February 3, 1993, the court preliminarily approved a settlement of the action providing for a payment of $6.5 million by the company. On May 3, 1993, the court gave final approval to the settlement. On June 1, 1993, the court's approval of the settlement was appealed.

As most recently reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, on March 16, 1993, an action was brought in the District Court of Galveston County, Texas, by several individuals against the company and many other corporations, individuals and municipalities. The action seeks at least $5 billion in compensatory and punitive damages for personal injury, diminution in property value, nuisance, trespass, assault and battery, and negligent infliction of emotional distress allegedly resulting from the purported depositing of waste materials, including hazardous substances, in the McGinnis Waste Disposal Site located at Hall's Bayou Ranch. On May 4 and June 9, 1993, two other actions, each seeking at least $5 billion in compensatory and punitive damages on substantially similar grounds, were brought in the same court by numerous individuals against the company and many other corporations, individuals and municipalities.


Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

      (a) The Annual Meeting of Shareholders of the company was held on May 20, 1993.

      (b)    N/A

      (c)(i) Four nominees were elected to the Board of Directors at the 1993 Annual Meeting.

             Robert A. Charpie - 89,472,565 votes were cast in favor of his election and 766,074 votes were withheld.

             Alice F. Emerson - 89,405,415 votes were cast in favor of her election and 833,224 votes were withheld.

             Allan E. Gotlieb - 89,470,504 votes were cast in favor of his election and 768,135 votes were withheld.

             Kenwood C. Nichols - 89,456,649 votes were cast in favor of his election and 781,990 votes were withheld.

        (ii) The shareholders approved the appointment of Arthur Andersen & Co. as the company's auditors for 1993. There were 89,927,179 votes cast in favor of the proposal, 184,990 votes cast against the proposal and 126,470 abstentions.

        (iii)The shareholders approved a management proposal to amend the company's 1986 Stock Option Plan. There were 77,403,726 votes cast in favor of the proposal, 8,673,840 votes cast against the proposal, 1,381,154 abstentions and 2,779,919 broker non-votes.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


        (iv) The shareholders rejected a shareholder proposal concerning a non-executive chairperson. There were 11,882,270 votes cast in favor of the proposal, 70,640,912 votes cast against the proposal, 825,438 abstentions and 6,890,019 broker non-votes.

      (d)    N/A


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

      (a)    See exhibit index following the signature page.

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.






                                              Champion International Corporation
                                              ----------------------------------
                                                          (Registrant)







Date:      January 26, 1994                           John M. Nimons
- --------------------------------              ----------------------------------
                                                          (Signature)

                                              John M. Nimons
                                              Vice President and Controller






Date:      January 26, 1994                          Kenwood C. Nichols
- --------------------------------              ----------------------------------
                                                          (Signature)

                                              Kenwood C. Nichols
                                              Vice Chairman

EXHIBIT INDEX



       Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.


              11 - Calculation of Primary Earnings Per Common Share and Fully
                   Diluted Earnings per Common Share (unaudited).