Form 10-Q/A
period 1993-09-30
CHAMPION INTERNATIONAL CORP
filed 1994-01-26
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                  FORM 10-Q/A


(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                  September 30, 1993
                                     ------------------------------------------

                                     OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                         to
                                   -----------------------     ----------------

Commission File Number                                    1-3053
                        -------------------------------------------------------

                      Champion International Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                                       13-1427390
- --------------------------------------------    ------------------------------
State or other jurisdiction of incorporation    (I.R.S. Employer
or organization                                    Identification No.)

               One Champion Plaza, Stamford, Connecticut   06921
             -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
             -----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                          Outstanding at October 31, 1993
- ------------------------------          ---------------------------------
 Common stock, $.50 par value                      93,004,276

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.
- ------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)

                                                 Nine Months Ended         Three Months Ended
                                                 -----------------         ------------------
                                                   September 30,             September 30,
                                                   ------------              ------------
                                                 1993         1992          1993         1992
                                              ----------   ----------    ----------   ----------
Net Sales                                     $3,768,606   $3,689,032    $1,245,331   $1,259,185

Cost of products sold                          3,503,675    3,403,429     1,176,639    1,155,856
Selling, general and administrative expenses     217,735      215,075        66,803       69,049
                                              ----------   ----------    ----------   ----------
Income From Operations                            47,196       70,528         1,889       34,280

Interest and debt expense                        162,472      155,971        54,596       51,051
Other (income) expense - net (Note 2)             17,552     (133,183)       (3,888)     (88,931)
                                              ----------   ----------    ----------   ----------
Income (Loss) Before Income Taxes and Cumulative
   Effect of Accounting Changes                 (132,828)      47,740       (48,819)      72,160

Income Taxes (Benefit) (Note 3)                  (28,938)       4,898         4,665       24,520
                                              ----------   ----------    ----------   ----------
Income (Loss) Before Cumulative Effect of
   Accounting Changes                           (103,890)      42,842       (53,484)      47,640

Cumulative Effect of Accounting Changes,
   Net of Taxes (Note 4)                          (7,523)    (454,314)          ---          ---
                                              ----------   ----------    ----------   ----------
Net Income (Loss)                              $(111,413)   $(411,472)    $ (53,484)   $  47,640
                                              ==========   ==========    ==========   ==========
Dividends on Preference Stock                     20,813       20,813         6,938        6,938
                                              ==========   ==========    ==========   ==========
Net Income (Loss) Applicable to Common Stock   $(132,226)   $(432,285)    $ (60,422)   $  40,702
                                              ==========   ==========    ==========   ==========

Average Number of Common Shares Outstanding       92,765       92,632        92,834       92,654
                                              ==========   ==========    ==========   ==========
Earnings (Loss) Per Common Share (Exhibit 11):
   Income (Loss) Before Cumulative Effect
      of Accounting Changes                    $   (1.34)  $      .23   $      (.65)  $      .43
                                              ==========   ==========    ==========   ==========
   Cumulative Effect of Accounting Changes     $    (.08)  $    (4.90)   $     ---    $     ---
                                              ==========   ==========    ==========   ==========
   Net Income (Loss)                           $   (1.42)  $    (4.67)   $     (.65)  $      .43
                                              ==========   ==========    ==========   ==========
   Cash dividends declared                     $     .15   $      .15    $      .05   $      .05
                                              ==========   ==========    ==========   ==========


               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

                                                         September 30,             December 31,
                                                            1993                       1992
                                                         (unaudited)
                                                         -------------             ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                $  31,020                  $  36,678
  Short-term investments                                      81,071                     54,932
  Receivables - net                                          504,181                    469,846
  Inventories                                                516,451                    479,511
  Prepaid expenses                                            31,522                     24,622
  Deferred income taxes                                       76,967                     76,911
                                                           ---------                  ---------
     Total Current Assets                                  1,241,212                  1,142,500
                                                           =========                  =========
Timber and timberlands, at cost - less cost of
  timber harvested                                         2,027,239                  2,011,567
                                                          ----------                 ----------
Property, plant and equipment, at cost                     8,557,622                  8,218,903
  Less - Accumulated Depreciation                         (2,693,882)                (2,456,043)
                                                          ----------                 ----------
                                                           5,863,740                  5,762,860
                                                          ----------                 ----------
Other assets and deferred charges                            439,840                    464,505
                                                          ----------                 ----------
          Total Assets                                    $9,572,031                 $9,381,432
                                                          ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current installments of long-term debt                  $   11,365                 $   21,147
  Accounts and notes payable and accrued liabilities         760,683                    757,092
  Income taxes                                                 4,045                      8,132
                                                          ----------                 ----------
     Total Current Liabilities                               776,093                    786,371
                                                          ----------                 ----------
Long-term debt                                             3,694,698                  3,290,875
                                                          ----------                 ----------
Other liabilities                                            652,519                    637,275
                                                          ----------                 ----------
Deferred income taxes                                      1,092,528                  1,159,244
                                                          ----------                 ----------
Minority interest in subsidiaries                             52,583                     48,864
                                                          ----------                 ----------
Preference stock, $1.00 par value, $92.50 cumulative
  convertible series; 300,000 shares issued and
  outstanding (redeemable for $300,000)                      300,000                    300,000
                                                          ----------                 ----------
Shareholders' Equity:
  Preference stock, no series, 6,731,431 shares
    authorized but unissued                                    ---                        ---
  Capital Shares:
      Common (93,001,578 and 92,879,567 shares
        outstanding at September 30, 1993 and
        December 31, 1992, respectively)                      48,171                     48,079
      Capital Surplus                                      1,162,898                  1,158,150
  Retained Earnings                                        1,917,952                  2,064,120
                                                          ----------                 ----------
                                                           3,129,021                  3,270,349
                                                          ----------                 ----------
  Treasury shares, at cost                                  (100,233)                  (100,201)
  Cumulative translation adjustment                          (25,178)                   (11,345)
                                                          ----------                 ----------
     Total Shareholders' Equity                            3,003,610                  3,158,803
                                                          ----------                 ----------
          Total Liabilities and Shareholders' Equity     $ 9,572,031                 $9,381,432
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

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)

                                                                   Nine Months Ended
                                                               -------------------------
                                                                      September 30,
                                                               -------------------------
                                                                  1993          1992
                                                               ----------    -----------
Cash flows from operating activities:
Net Income (Loss)                                               $(111,413)    $(411,472)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Cumulative effect of accounting changes                          7,523       454,314
   Depreciation expense and cost of timber harvested              325,921       300,625
   Gain on sale of assets                                          (4,351)     (108,036)
   Deferrals of pre-operating and start-up costs                  (19,660)      (13,709)
   (Increase)/decrease in receivables                             (36,751)      (29,166)
   (Increase)/decrease in inventories                             (42,237)        9,787
   (Increase)/decrease in prepaid expenses                         (7,341)       (6,081)
   Increase/(decrease) in accounts and notes payable
       and accrued liabilities                                    (16,135)        2,805
   Increase/(decrease) in accrued interest payable                 19,228        16,171
   Increase/(decrease) in income taxes                             (3,780)       15,386
   Increase/(decrease) in other  liabilities                       (4,156)        3,898
   Increase/(decrease) in deferred  income taxes                  (37,515)      (24,840)
   All other - net                                                 32,314        10,880
                                                                ---------     ---------
Net cash provided by (used in) operating activities               101,647       220,562
                                                                ---------     ---------
Cash flows from investing activities:
   Expenditures for property, plant and equipment                (387,940)     (411,977)
   Timber and timberlands expenditures                            (84,814)      (66,215)
   Purchase of investments                                       (116,454)     (192,051)
   Proceeds from redemption of investments                         94,100       148,033
   Proceeds from sales of property, plant and equipment
       and timber and timberlands                                  14,084       151,350
   All other - net                                                (15,370)      (49,255)
                                                                ---------     ---------
Net cash provided by (used in) investing activities              (496,394)     (420,115)
                                                                ---------     ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                     1,200,351      388,831
   Payments of current installments of long-term debt
       and long-term debt                                        (778,624)     (214,754)
   Cash dividends paid                                            (34,747)      (34,744)
   All other - net                                                  2,109        (4,714)
                                                                ---------     ---------
Net cash provided by (used in) financing activities               389,089       134,619
                                                                ---------     ---------
Increase/(decrease) in cash and cash equivalents                   (5,658)      (64,934)

Cash and Cash Equivalents:
Beginning of period                                                36,678       112,696
                                                                ---------     ---------
End of period                                                   $  31,020     $  47,762
                                                                =========     =========
Supplemental cash flow disclosures:
   Cash paid during the period for:
       Interest (net of capitalized amounts)                    $ 141,283     $ 142,315
       Income taxes (net of refunds)                                7,235        15,703

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED
                      FINANCIAL  STATEMENTS (unaudited)

                            September 30, 1993





Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.



Note 2.

Other (income) expense - net for the three month and nine month periods ended September 30, 1992 includes non-recurring pre-tax income of $90 million and $136 million, respectively, primarily from the sale of timberlands.


Note 3.

Income Taxes (Benefit) for the three month and nine month periods ended September 30, 1993 includes a provision of $23 million to reflect a one-time adjustment to the company's deferred tax liability for changes in 1993 corporate income tax rates in the United States and Canada.


Note 4.

In the fourth quarter of 1993, the company adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The standard requires an accrual method of accounting for postemployment benefits. Prior to adoption, the company was on a cash basis of accounting for certain of these postemployment benefits. The cumulative effect of adopting Statement No. 112, as of January 1, 1993, resulted in an after-tax charge of $7.5 million ($.08 per share) to 1993 earnings after reduction of approximately $4.7 million for income tax effects. The effect of adoption on 1993 results, after recording the cumulative effect, was not material.

The cumulative effect of accounting changes for the nine months ended September 30, 1992 is the after-tax effect of adopting a new accounting standard for postretirement benefits other than pensions and a new accounting standard for income taxes.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations.
         ----------------------


Results of Operations
- ---------------------
Summary

In the fourth quarter of 1993, the company adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adopting Statement No. 112, as of January 1, 1993, resulted in an after-tax charge of $7.5 million ($.08 per share) to 1993 earnings, after reduction of approximately $4.7 million for income tax effects.

The company reported a third quarter loss of $53 million, compared to last year's net income of $48 million and a loss of $22 million last quarter. The third quarter fully diluted loss per share of 65 cents included a one-time, non-cash charge of $23 million, or 25 cents per share, to reflect the impact on the company's deferred tax liability of recent changes in the corporate income tax rates in the United States and Canada. Excluding this one-time charge, results were a per share loss of 40 cents, compared to a loss of 31 cents in the second quarter.

In last year's third quarter, the company reported earnings per share of 43 cents, including several non-recurring items, primarily asset sales. Excluding those items, year-ago results were a per share loss of 26 cents. The asset sales, which generated pre-tax income of $90 million, were included in Other (income) expense - net for last year.

Operating income of $2 million declined from $34 million last year, due primarily to lower results for U.S. and Canadian market pulp operations and domestic printing and writing papers operations. Operating income was down from $16 million last quarter, as the decline in wood products prices and log sales more than offset the improvement in operating performance and prices for certain paper grades.

For the first nine months, the company reported a loss before the cumulative effect of an accounting change of $104 million and a per share loss of $1.34, compared to income before the cumulative effect of accounting changes of $43 million and earnings per share of 23 cents last year. Excluding non-recurring items and the cumulative effect of accounting changes, results were a loss of $81 million and a per share loss of $1.09 for the first nine months of this year, compared to a loss of $50 million and per share loss of 77 cents for the first nine months of last year.

Paper Segment

For the company's paper segment, the third quarter loss from operations of $22 million compared to income of $15 million a year ago and a loss of $36 million last quarter.

The operating loss for the domestic printing and writing papers business represented a substantial decline from the small operating profit a year ago primarily due to higher costs and reduced shipments. However, results improved from last quarter's operating loss due to higher prices for uncoated free sheet papers and increased shipments. Late in the third quarter, uncoated paper prices weakened somewhat.

The environmental improvement and modernization project at the company's Canton, North Carolina, mill was completed on July 24, and the new No. 35 paper machine at the Courtland, Alabama, mill started up on August 29. The No. 35 machine, when fully operational, will have an annual capacity of 240,000 tons of uncoated free sheet papers.

At the Brazilian subsidiary, Champion Papel e Celulose Ltda., operating income declined from last year and last quarter due to lower domestic and export prices attributable to increased industry capacity and weak export markets. Paper shipments were up slightly and pulp shipments were down slightly from last year and last quarter. Reflecting weak overall results at the company's U.S. operations, approximately 83% of the company's consolidated operating income, before general corporate expense, in the first nine months of 1993 was attributable to the Brazilian subsidiary.

Operating income for the publication papers business improved substantially from the loss of a year ago and was up slightly from last quarter. Shipments were higher than last year and last quarter for coated free sheet papers, but lower than last year and last quarter for coated groundwood grades. Prices for coated groundwood grades were higher than last year and last quarter due to a price increase which became effective July 1. However, prices for all coated grades weakened early in the fourth quarter.

The operating loss for the company's U.S. and Canadian market pulp operations represented a substantial decline from last year's operating income and a slight decline from last quarter's loss. Prices for softwood and hardwood pulp grades were lower than last year and last quarter due to continuing weak demand and excess industry capacity. Shipments also declined from last year and last quarter due to scheduled maintenance outages at certain of the company's pulp mills. Additional maintenance outages are scheduled at certain pulp mills in the fourth quarter.

The company's newsprint business incurred a sizeable loss for the quarter. Results declined slightly from last year primarily due to higher operating costs, but improved from last quarter. Shipments were up from last year and last quarter. Prices were higher than last year, but lower than the second quarter due to continued weak demand.

The packaging business had approximately break-even results, down from the operating income of last year and last quarter. Prices for linerboard continued a decline which began in the second quarter of 1992. However, a price increase for linerboard was announced early in the fourth quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the Canadian subsidiary, Weldwood of Canada Limited, reported third quarter income from operations of $32 million, up from $28 million last year due to higher prices, but down substantially from $65 million last quarter due to lower prices and decreased log and timber sales from western U.S. timberlands. Early in the fourth quarter, prices began to improve somewhat due to an increase in housing starts and rebuilding of inventories by wholesalers.


Financial Condition
- -------------------
General

The company's current ratio was 1.6 to 1 at September 30, 1993 and June 30, 1993 compared to 1.5 to 1 at year-end 1992. Total debt to total capitalization was 46% at September 30, 1993 compared to 45% at June 30, 1993 and 42% at year-end 1992.

As discussed below, in the first nine months of 1993 and 1992, the company's net cash provided by operating activities was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). Each year the approximate difference was financed through borrowings and through cash and cash equivalents. Net borrowings generated cash proceeds of $422 million in the first nine months of 1993, compared to $174 million in the same period last year. Cash and cash equivalents decreased by $6 million in the first nine months of 1993 and by $65 million in the first nine months of 1992.

Looking ahead, the company anticipates that net cash provided by operating activities supplemented by the proceeds of borrowings, including borrowings under or supported by its bank lines of credit, will be sufficient to meet the capital expenditure, debt payment and dividend requirements of the company. The company presently anticipates that capital spending will be approximately $500 million in 1993. With the completion of the company's extensive capital improvement program in the third quarter, the company now will reduce capital spending to levels required for routine capital replacements, environmental compliance and incremental improvements.

Operating Activities

For the first nine months, net cash provided by operating activities of $102 million was down from $221 million a year ago principally due to substantially lower results before the cumulative effect of accounting changes, as discussed above.

Investing Activities

For the first nine months, net cash used in investing activities of $496 million was up from $420 million a year ago. The increase was principally due to reduced proceeds from asset sales, partially offset by lower net investments in marketable securities.

On October 7, 1993, the company sold the sawmill complex at Lumber City and Swainsboro, Georgia to ITT Rayonier for approximately $2.4 million.

On November 1, 1993, the company closed the sale of approximately 870,000 acres of timberlands in Montana to Plum Creek Timber Company, L.P. and the sale of the company's wood products facilities at Bonner and Libby, Montana to Stimson Lumber Company. Net cash proceeds of approximately $284 million from these sales will be used primarily to reduce long-term debt, including redemption of $77.5 million principal amount of 10 5/8% Sinking Fund Debentures and $100 million principal amount of 9 1/2% Sinking Fund Debentures. Redemption of these two issues, while generating cash and interest expense savings, will result in a pre-tax expense of approximately $21 million in the fourth quarter of 1993.

Financing Activities

For the first nine months, net cash provided by financing activities of $389 million was up from $135 million a year ago, principally as the result of an increase in net borrowings attributable to the reduced proceeds from asset sales and the decline in net cash provided by operating activities described above.

At September 30, 1993, the company had $673 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, down from $729 million at June 30, 1993 and $721 million at year-end 1992. In addition, at September 30, 1993, the company had $278 million of notes outstanding under its U.S. bank lines of credit, up from $164 million at June 30, 1993 and $178 million at year-end 1992. Domestically, at September 30, 1993, $673 million of the company's unused bank lines of credit of $737 million support the classification of commercial paper and other short-term obligations as long-term debt.

On September 2, 1993, the company issued $100 million of 7 5/8% Debentures due September 1, 2023. The net proceeds of the issue were used to pay a portion of the company's commercial paper and short-term notes at maturity.

On October 5, 1993, the company borrowed $10 million through the issuance of long-term tax-exempt bonds. The net proceeds are being applied to the payment of a portion of the costs of the environmental improvement and modernization project at company's Canton, North Carolina, mill.

The principal payment requirements under the terms of all long-term agreements for the period from October 1 through December 31, 1993 are $1 million and for the years 1994 through 1997 are $154 million, $368 million, $1,093 million and $264 million, respectively.

The Environment
- ---------------

Proposed EPA Regulations

The company will incur capital expenditures, in addition to those set forth in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K"), to meet the requirements of the federal Clean Air Act Amendments of 1990 (the "Clean Air Act") and state air toxics regulations as well as the federal Water Pollution Control Act (the "Clean Water Act") (collectively, the "Acts"). On October 31, 1993, the United States Environmental Protection Agency proposed implementing regulations pursuant to the Acts, with certain additional Clean Air Act implementing regulations expected to be issued in 1994. All of the regulations are expected to become final in 1995, with compliance required by 1998.

With respect to the Clean Water Act, the proposed regulations provide for oxygen delignification and chlorine dioxide substitution as the preferred technology to reduce the potential for the formation of dioxin in the pulp bleaching process. The company has implemented and is continuing to implement this technology at its bleached kraft mills. If the final regulations continue to designate oxygen delignification and chlorine dioxide substitution as the preferred technology, the company presently anticipates that it will incur capital expenditures to meet the requirements of the Clean Water Act, additional to those set forth in its 1992 Form 10-K, of approximately $25 million over the period of approximately 1995 to 1998.

Assuming that the Clean Air Act regulations to be proposed in 1994 use a range of standards currently expected by the company and that all of the regulations pursuant to the Clean Air Act are adopted as proposed, the company presently anticipates that it will incur capital expenditures to meet the requirements of the Clean Air Act and state air toxics regulations, additional to those set forth in its 1992 Form 10-K, of $100 million to $200 million over the period of approximately 1995 to 1998.

Federal Executive Order

On October 20, 1993, President Clinton issued an executive order covering the purchase of uncoated printing and writing papers by the federal government. The order establishes a minimum post-consumer recycled content for such paper purchased by federal agencies of 20% commencing at the end of 1994, increasing to 30% at the end of 1998. In addition, for certain types of such paper, the order requires a minimum content of 50% recovered materials (i.e., waste materials and by-products).

Although the federal government purchases less than 2% of the paper produced in the United States, federal government procurement standards sometimes are adopted by state and local governments and private industry. The sale of uncoated printing and writing papers by the company to the federal government accounts for an immaterial portion of total company sales. However, the sale of domestic uncoated printing and writing papers by the company to all customers accounted for approximately 17% of total company sales in the first nine months of 1993.

The company currently is reviewing the executive order and its possible implications, including the extent to which additional facilities would be required to meet its standards and the extent to which purchasers other than the federal government are likely to adopt similar standards. The company may incur capital expenditures, additional to those set forth in its 1992 Form 10-K, to meet the recycled content requirements of the executive order and of the marketplace generally. However, in view of the uncertainties, the company is not yet in a position to provide a meaningful estimate of any such costs or of the impact of the executive order on demand for virgin market pulp produced by the company.

Legal Proceedings

On September 18, 1992, two actions were filed, one in the District Court of Harris County, Texas and the other in the District Court of Brazoria County, Texas, against the company, Simpson Pasadena Paper Company, the Gulf Coast Waste Disposal Authority and eight other corporations and individuals. The actions seek unspecified compensatory damages allegedly resulting from the purported discharge of dioxin into the Brazos River, Galveston Bay, the Neches River and their adjacent waters from the company's Sheldon and Lufkin, Texas mills, Simpson's Pasadena, Texas mill (acquired from the company in 1987) and the other defendants' mills and plants. These actions were reported in the company's 1992 Form 10-K and the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993. On September 2, 1993, at the plaintiffs' request, each of these actions was dismissed with respect to the company's Lufkin mill.

                          PART II.  OTHER INFORMATION
                          ---------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1.  Legal Proceedings.
- --------------------------

On September 18, 1992, two actions were filed, one in the District Court of Harris County, Texas and the other in the District Court of Brazoria County, Texas, against the company, Simpson Pasadena Paper Company, the Gulf Coast Waste Disposal Authority and eight other corporations and individuals. The actions seek unspecified compensatory damages allegedly resulting from the purported discharge of dioxin into the Brazos River, Galveston Bay, the Neches River and their adjacent waters from the company's Sheldon and Lufkin, Texas mills, Simpson's Pasadena, Texas mill (acquired from the company in 1987) and the other defendants' mills and plants. These actions were reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
On September 2, 1993, at the plaintiffs' request, each of these actions was dismissed with respect to the company's Lufkin mill.



Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)      See exhibit index following the signature page.

(b)      The company filed a Current Report on Form 8-K dated September
         2, 1993 which reported the sale of $100 million aggregate principal amount of the company's 7 5/8% Debentures due September 1, 2023 pursuant to the company's shelf registration statements (No. 33-36998 and No. 33-47959).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.



                                             Champion International Corporation
                                             ----------------------------------
                                                         (Registrant)



Date:         January 26, 1994             John M. Nimons
- ----------------------------------         --------------------------------
                                                         (Signature)

                                           John M. Nimons
                                           Vice President and Controller






Date:         January 26, 1994             Kenwood C. Nichols
- ----------------------------------         --------------------------------
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