Form 10-K
period 1993-12-31
CHAMPION INTERNATIONAL CORP
filed 1994-03-30
CIK 19150

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO
                           COMMISSION FILE NO. 1-3053

                       CHAMPION INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                               13-1427390
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                                                         06921
     ONE CHAMPION PLAZA, STAMFORD,                     (ZIP CODE)
              CONNECTICUT
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 358-7000 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS              ON WHICH REGISTERED
           -------------------            -----------------------
      COMMON STOCK, $.50 PAR VALUE        NEW YORK STOCK EXCHANGE
       (92,959,357 SHARES OUTSTANDING ON
       FEBRUARY 28, 1994)
      4 7/8% CONVERTIBLE SUBORDINATED     NEW YORK STOCK EXCHANGE
       DEBENTURES DUE APRIL 1, 1997
      6 1/2% CONVERTIBLE SUBORDINATED     NEW YORK STOCK EXCHANGE
       DEBENTURES DUE APRIL 15, 2011

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X . NO   .

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1994 WAS APPROXIMATELY $3,224,000,000.

  PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV HEREOF. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS SCHEDULED TO BE HELD ON MAY 19, 1994 ARE INCORPORATED BY REFERENCE IN PART III HEREOF; SAID DEFINITIVE PROXY STATEMENT WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE CLOSE OF THE FISCAL YEAR ENDED DECEMBER 31, 1993.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   Champion International Corporation was incorporated under the laws of the State of New York on April 28, 1937. References to the "Company" include Champion International Corporation and its subsidiaries at December 31, 1993, unless the context otherwise requires.

   The Company is one of the leading domestic manufacturers of paper for business communications, commercial printing, publications and newspapers. In addition, the Company has significant plywood and lumber manufacturing operations and owns or controls approximately 5,072,000 acres of timberlands in the United States. The Company's Canadian and Brazilian subsidiaries also own or control significant timber resources supporting their operations.

   The Company's business segments are paper and wood products. See Note 13 of Notes to Financial Statements on pages 37 and 38 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993 (the "Company's 1993 Annual Report"), which Note is incorporated by reference herein, for information concerning the Company's business segments and operations in different geographic areas for 1991, 1992 and 1993.


PAPER

   See the Net Sales table on page 18 of the Company's 1993 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the paper business for 1991, 1992 and 1993.


                          PRINTING AND WRITING PAPERS

   The printing and writing papers business manufactures and sells printing and writing papers, bleached paperboard and pulp. The principal domestic manufacturing properties of this operation consist of integrated pulp and paper mills at Courtland, Alabama; Canton, North Carolina; and Pensacola, Florida; and a paper mill at Hamilton, Ohio. As of December 31, 1993, these mills had an annual capacity of approximately 1,846,000 tons of pulp and 2,066,000 tons of printing and writing papers and bleached paperboard.

   Most of the pulp produced by the printing and writing papers business is used in its own paper mills; approximately 14%, produced at the Pensacola and Courtland mills, was sold in the open market in 1993. A portion of the fiber requirements of this business also is supplied by other Company pulp mills, and approximately 4% of its fiber requirements in 1993 were purchased from third-party suppliers.

   Uncoated papers produced by the printing and writing papers business are used for computer forms, copier paper and envelope papers. Coated papers are used in catalogs, magazines, brochures, labels and annual reports.

   In 1993, 63% of this operation's bleached paperboard production was used by the Company's DairyPak unit, which converts polyethylene-coated paperboard into milk and juice cartons and ovenable packaging. The balance either was sold to independent purchasers, primarily for conversion to cups, or was exported.

   The Company leases substantial portions of the Courtland mill under 10 long-term net leases which expire between 1997 and 2029. Each of these leases provides for rental payments over its term sufficient to pay interest on and to retire the industrial development or pollution control revenue bonds issued in connection with the financing of the property subject to such lease. The Company is required to purchase, or has the option to purchase, the property subject to each such lease for a nominal sum at the time the related bonds are retired.

   The domestic printing and writing papers business and the publication papers business jointly maintain 11 sales offices in various parts of the United States, as well as an order services office in Hamilton, Ohio, for the sale of their products to direct purchasers and through paper merchants. Certain of these sales offices are shared with the newsprint and kraft operations.

   Champion Papel e Celulose Ltda., a 99%-owned subsidiary ("Champion Papel"), is a major integrated manufacturer of pulp and printing and writing papers in Brazil with net sales to unaffiliated customers of (U.S.) $272,498,000 in 1993. As of December 31, 1993, this mill had an annual capacity of approximately 334,000 tons of pulp and 373,000 tons of paper. In addition to being a leading supplier of printing and writing papers in Brazil, Champion Papel exports a substantial portion of its paper production.


                               PUBLICATION PAPERS

   The publication papers business manufactures and sells coated and uncoated publication papers and pulp. The manufacturing properties of this operation consist of integrated pulp and paper mills at Bucksport, Maine; Deferiet, New York; Quinnesec, Michigan; and Sartell, Minnesota. As of December 31, 1993, these mills had an annual capacity of approximately 810,000 tons of pulp and 1,250,000 tons of publication papers.

   A significant portion of the fiber requirements of the publication papers business is supplied by its own mills. In addition, a portion of its fiber requirements is supplied by other Company pulp mills, and approximately 26% of its fiber requirements in 1993 were purchased from third-party suppliers.

   The Company manufactures pulp for sale in the open market at the Quinnesec mill. In 1993, approximately 60% of the pulp production of this mill, or 215,000 tons, was sold in the open market through the Company's headquarters in Stamford, Connecticut, as well as a sales office in Appleton, Wisconsin. The balance was used in the production of paper at the Quinnesec mill and at the Company's printing and writing papers mills.

   The Company's publication papers are used primarily for consumer magazines, direct mail catalogs, directories, textbooks and coupons. Sales are made to direct purchasers and through paper merchants and brokers from the 11 sales offices jointly maintained by the publication papers operation and the printing and writing papers operation, and from the Hamilton, Ohio order services office.

   The Company leases the building which houses one of the paper machines at the Sartell mill until 2008. Thereafter, the Company has options to renew the lease for five terms of five years each. The Company also has the option to purchase the building at its then-current market value at the end of the initial term in 2008 or at the end of each five-year renewal term.

   The Company leases certain water pollution control facilities at the Deferiet mill until November 30, 1994. The lease provides for rental payments over its term sufficient to pay interest on and to retire the tax-exempt bonds (in the original principal amount of $7 million) issued to finance the acquisition of those facilities. The Company has the option to purchase the facilities for a nominal sum at the time the bonds are retired.


                                   NEWSPRINT

   The newsprint business manufactures pulp and manufactures and sells newsprint, directory paper and groundwood specialties. The manufacturing properties of this operation consist of integrated pulp and paper mills at Lufkin and Sheldon, Texas. As of December 31, 1993, these mills had an annual capacity of approximately 1,191,000 tons of pulp (which includes 150,000 tons of recycled pulp) and 952,000 tons of newsprint, directory paper and groundwood specialties.

   Virtually all of the newsprint operation's pulp production is used in its own paper mills; approximately 2% was sold in the open market in 1993.

   Most of the newsprint produced by the Company is sold in the Southwest, Southeast and Midwest. In general, sales are made directly to publishers and printers through four sales offices, three of which are shared with the printing and writing papers and publication papers operations, and one order services office.


                                      PULP

   For information concerning market pulp produced at the Pensacola and Courtland mills, see the section captioned Printing and Writing Papers above, and for information concerning market pulp produced at the Quinnesec mill, see the section captioned Publication Papers above.

   Weldwood of Canada Limited, a Canadian subsidiary in which the Company has approximately 85% ownership ("Weldwood"), manufactures bleached softwood kraft pulp at its mill in Hinton, Alberta, Canada. As of December 31, 1993, this mill had an annual capacity of approximately 424,000 tons. In 1993, approximately 29% of the mill's pulp production was used in the Company's own publication papers and printing and writing papers mills. The balance was sold in the open market through the Company's headquarters in Stamford, Connecticut, a Company sales office in Appleton, Wisconsin and a Weldwood sales office in Bad Homburg, Germany.

   Cariboo Pulp & Paper Company, a joint venture owned equally by Weldwood and Daishowa-Marubeni International Limited, operates a bleached softwood kraft pulp mill in Quesnel, British Columbia, Canada. As of December 31, 1993, this mill had an annual capacity of approximately 340,000 tons. In 1993, approximately 13% of Weldwood's 50% share of the mill's pulp production was used in the Company's own publication papers and printing and writing papers mills. The balance of Weldwood's share was sold in the open market through the Company's headquarters in Stamford, Connecticut, a Company sales office in Appleton, Wisconsin and a Weldwood sales office in Bad Homburg, Germany.

   While certain of the Company's mills purchase pulp in the open market, the Company and Weldwood overall are net sellers of pulp. In 1993, the Company and Weldwood in the aggregate produced approximately 855,000 tons of pulp for sale to unaffiliated purchasers, while the Company used approximately 314,000 tons of pulp purchased from third-party suppliers, resulting in net market pulp of approximately 541,000 tons.


                                     KRAFT

   The Company produces pulp, unbleached linerboard and kraft paper for multiwall and grocery bags at its mill in Roanoke Rapids, North Carolina. As of December 31, 1993, this mill had an annual capacity to produce approximately 489,000 tons of pulp, 402,000 tons of linerboard and 105,000 tons of kraft paper. All of this mill's pulp production is used at the mill. In addition, approximately 7% of its fiber requirements in 1993 were purchased from third-party suppliers. The linerboard and kraft paper produced at the Roanoke Rapids mill are sold to converters through three sales offices, two of which are shared with the printing and writing papers and publication papers operations, and one order services office.


                          PAPER DISTRIBUTION OPERATION

   Nationwide Papers is the Company's wholly owned distributor of paper and paper products. Its marketing operations are carried out through 28 wholesale warehouse facilities in 18 states. In addition, Nationwide Papers operates a facility which converts rolls of bleached paperboard into sheets for sale to textile, furniture and tobacco producers. In 1993, approximately 75% of its sales were attributable to merchandise purchased from numerous manufacturers other than the Company. However, Nationwide Papers is not dependent on any single supplier for such merchandise.

WOOD PRODUCTS

   The Company is a major producer of plywood and lumber. The Company's wood products business is conducted through its domestic wood products operations and through the wood products operations of Weldwood.

   The principal wood products manufacturing facilities operated by the Company and by Weldwood are summarized under Item 2 of this Report. As of December 31, 1993, the Company had approximate annual capacities of 813 million square feet (3/8" basis) of softwood plywood and 497 million board feet of softwood lumber. As of December 31, 1993, Weldwood had approximate annual capacities of 450 million square feet (3/8" basis) of plywood (principally softwood), 927 million board feet of softwood lumber and 160 million square feet (3/8" basis) of waferboard.

   The Company sells lumber and plywood through four sales offices to wholesalers, dealers, industrial users and retailers. Weldwood sells wood products within Canada through a 50%-owned building materials distribution company which serves all major markets in that country. In addition, Weldwood exports substantial portions of its products directly. In 1993, Weldwood had net sales to unaffiliated customers of (U.S.) $610,947,000, of which (U.S.) $500,905,000 was attributable to the wood products portion of its business.

   See the Net Sales table on page 20 of the Company's 1993 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the wood products business for 1991, 1992 and 1993.


TIMBER PROPERTIES

   The Company owns 4,431,360 acres and controls 640,638 acres of timberlands in the United States. The Company's owned and controlled timberlands contain in the aggregate approximately 17,796,000 cunits (one cunit equals one hundred cubic feet of solid wood) of merchantable sawtimber and approximately 34,686,000 cunits of pulpwood. In 1993, the Company harvested approximately 36% of its domestic fiber requirements from its owned and controlled timberlands. A portion of the fiber harvested by the Company is sold in the domestic open market and in the export market.

   Broken down by region, the Company's domestic timber acreage and volume are as follows: The Company owns 296,862 acres and controls 3,158 acres of timberlands in the West, primarily in Washington. These timberlands contain in the aggregate approximately 8,216,000 cunits of merchantable sawtimber and approximately 706,000 cunits of pulpwood. In the South, primarily in Texas, North Carolina, South Carolina, Alabama, Georgia, Florida, Tennessee and Virginia, the Company owns 2,530,471 acres and controls 630,077 acres of timberlands containing in the aggregate approximately 4,963,000 cunits of merchantable sawtimber and approximately 20,033,000 cunits of pulpwood. The Company owns 1,604,027 acres and controls 7,403 acres of timberlands in the North, primarily in Maine, Michigan, New Hampshire, New York and Vermont. These timberlands contain in the aggregate approximately 4,617,000 cunits of merchantable sawtimber and approximately 13,947,000 cunits of pulpwood.

   The Company's domestic log and pulpwood requirements are procured from its owned and controlled lands, as described above, as well as from open market purchases, short-term timber purchase contracts with independent timber owners and agencies of the United States and various state governments, and supply agreements with other companies. In the opinion of management, these sources will provide an adequate supply of logs and pulpwood to meet the Company's principal raw materials requirements for the foreseeable future. It is expected that the proportion of fiber derived from the Company's owned and controlled lands will decline until the middle to late 1990s but will increase thereafter as more of the Company's plantations, primarily in the South, reach maturity.

   Supplementing the Company's domestic timberlands are its several seed orchards and nursery operations. These facilities will enable the Company to produce most of the trees which it plans to plant in the United States in the future, including the approximately 60 million trees planned for planting in 1994.

   Weldwood obtains raw materials for its wood products manufacturing operations from Weldwood fee-owned timberlands (which at December 31, 1993 totaled approximately 41,800 acres); from sustained-yield, long-term licenses which grant cutting rights on government-owned timberlands; and from long-term agreements with other companies based on their harvesting licenses. Weldwood's fee-owned timberlands contain approximately 81,000 cunits of merchantable sawtimber. Weldwood has rights to harvest approximately 936,000 cunits of merchantable sawtimber from long-term licenses annually and, during the balance of the current terms of such licenses, has rights to harvest an aggregate of approximately 11,000,000 cunits. In addition, Weldwood has rights to obtain approximately 119,000 cunits of merchantable sawtimber on an annual basis from supply agreements with other companies. Weldwood believes that these sources will provide a substantial portion of the raw materials required by its wood products manufacturing operations for the foreseeable future, with the balance to be obtained from other third-party suppliers.

   In addition, in Alberta, Canada, Weldwood has cutting rights through June 15, 2008 with respect to approximately 2,461,000 acres of timberlands pursuant to an agreement with the Provincial Government of Alberta. This agreement is renewable at Weldwood's option for successive 20-year periods as long as the Hinton, Alberta pulp mill remains in operation. Weldwood has the right to harvest approximately 671,000 cunits of pulpwood annually under this agreement.

   Cariboo Pulp & Paper Company holds certain rights to harvest up to 533,000 cunits of pulpwood annually from approximately 3,900,000 acres of government-owned timberlands in British Columbia pursuant to a long-term license. Weldwood believes that this source of pulpwood, as well as supplies of wood chips from sawmills and plywood plants in the area, will satisfy the raw materials requirements of Cariboo's pulp mill for the foreseeable future. Babine Forest Products Company, a joint venture in which Weldwood has an indirect 58% interest, operates a sawmill in British Columbia and is beneficially entitled to harvest approximately 184,000 cunits of merchantable sawtimber annually pursuant to long-term licenses. Houston Forest Products Company, a joint venture in which Weldwood and Eurocan Pulp and Paper Company are equal participants, operates a sawmill in British Columbia and is beneficially entitled to cut approximately 229,000 cunits of merchantable sawtimber annually pursuant to a long-term license.

   Champion Papel owns or controls 228,444 acres of timberlands in Brazil, which are not in or near the Amazon Basin.

   Certain of the Company's land holdings have a value substantially in excess of that of land primarily used for fiber supply purposes. The Company has sold or contributed to its wholly owned real estate subsidiaries, net of land repurchased by the Company, an aggregate of approximately 225,000 acres of such land. These subsidiaries have sold approximately 165,500 acres, of which approximately 15,500 acres were sold during 1993, for residential, recreational, commercial or industrial purposes. The balance is being held for similar sale or long-term appreciation. A substantial portion of the land held by the Company's real estate subsidiaries is located near Houston, Texas and Jacksonville, Florida.


MINERAL, OIL AND GAS RESOURCES

   The Company owns or controls various mineral, oil and gas rights with respect to approximately half of the timberlands owned or controlled by the Company in the United States. The Company has conducted a general review of its domestic mineral, oil and gas rights and presently is not aware of any significant reserves or deposits except as discussed below.

   The Company has oil and gas interests in fields located in Florida, Alabama, Texas, Louisiana and Mississippi. Drilling operations are conducted by others pursuant to leases and other agreements with the Company. The Company estimates that proved reserves attributable to the Company's interests in such fields aggregate approximately 1,230,000 barrels of oil and 2,600,000 Mcf (thousand cubic feet) of natural gas as of December 31, 1993. The Company's share of production from such fields, which in general has been declining in recent years, was approximately 295,000 barrels of oil, 562,000 Mcf of natural gas and 1,846,000 gallons of gas products in 1993.

   Proved oil and gas reserves attributable to the Company's non-operating royalty interests and/or operating interests in the oil and gas fields described above are based primarily upon estimates furnished by the operators of those fields. The Company's share of production from such fields during each calendar year is based on monthly production information received from the operators, showing the application of such interests of the Company to actual production volumes for such month.

   The Company owns the surface rights and full or partial mineral rights to considerable timberlands in Texas which overlay lignite deposits. The Company estimates that it owns approximately 350,000,000 tons of lignite reserves in Texas, of which 80% is estimated to be recoverable. These lignite reserves presently are not being mined due to current market conditions.


CAPITAL PROGRAM

   The Company presently anticipates that annual capital spending, for incremental improvements, routine capital replacements and environmental compliance, will be approximately $260 million in 1994. The Company has no present plans for new major capital projects.

   Major projects were completed at four of the Company's mills in 1993. Of these, the series of projects at the Courtland, Alabama printing and writing papers mill was the most significant. Completed in August, the projects at Courtland primarily involved an expansion of the mill's pulp capacity, the addition of an uncoated paper machine, the rebuilding of two existing paper machines, the construction of cogeneration facilities and modifications to address environmental issues. These projects increase the Courtland mill's annual pulp capacity by 245,000 tons and, when fully operational, will increase the Company's annual printing and writing papers capacity by 300,000 tons. The new paper machine is expected to use 240,000 tons of the additional pulp production. The cost of the projects was approximately $920 million.

   The modernization and environmental improvement project at the Company's Canton, North Carolina printing and writing papers mill was completed in July at a cost of approximately $285 million. The project, which improved product quality as well as the mill's environmental performance, resulted in a reduction in paper production of approximately 9% and a reduction in pulp production of approximately 6%.

   In March, the construction of a deinking facility at the Company's Sheldon, Texas newsprint mill was completed. The facility has the capacity to provide approximately 150,000 tons of recycled pulp annually, all of which is used in the manufacture of newsprint at the mill, replacing virgin pulp. The project cost approximately $85 million.

   Weldwood completed construction in August of a sawmill at Hinton, Alberta, Canada to replace the existing sawmill there. The new sawmill, with an annual capacity of 215 million board feet of lumber, was completed at a cost of approximately (U.S.) $55 million.


COMPETITION

   The markets in which the Company sells its products are highly competitive. The Company faces numerous competitors within the forest products industry in each of its major markets and also competes with suppliers of milk and juice cartons and kraft paper substitutes made from plastics. Competition in all markets is based primarily on price. The Company is one of the largest domestic producers and suppliers of printing and writing papers, publication papers, newsprint, lumber, plywood, milk and juice cartons, and hardwood market pulp. Weldwood is the largest producer of plywood and one of the largest producers of lumber in Canada. Champion Papel is one of the largest producers and suppliers of printing and writing papers in Brazil.


FOREIGN OPERATIONS

   Net sales to unaffiliated customers by the Company's foreign subsidiaries for 1993 were (U.S.) $883,445,000, accounting for 17.4% of consolidated net sales of the Company. Income from operations of the foreign subsidiaries for 1993 was (U.S.) $132,278,000 which, reflecting the weak overall results of the Company's domestic operations, accounted for all of the consolidated income from operations of the Company. Net income (after minority interest) of the foreign subsidiaries for 1993 was (U.S.) $59,949,000, which accounted for all of the consolidated income of the Company.

   The major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. The Company believes that the risks associated with its foreign operations are somewhat greater than those associated with its domestic operations. Weldwood exports substantial portions of its products and, as a result, is affected significantly by currency fluctuations. Champion Papel, the Company's Brazilian subsidiary, is subject to that country's continuing economic and political instability. Tight monetary and fiscal policies, including high interest rates, imposed in March 1990 in an attempt to control Brazil's high inflation rate, remain in effect. Brazil continues to experience high inflation rates and currency fluctuations. (See Note 13 of Notes to Financial Statements on page 38 of the Company's 1993 Annual Report, which Note is incorporated by reference herein, for further information as to foreign operations.)


EMPLOYEES

   The Company had 25,250 employees at December 31, 1993. Of these, 18,669 were domestic employees, 54% of whom were covered by contracts with labor unions. Overall, 63% of the Company's employees were covered by contracts with labor unions.

   Union contracts covering domestic operations will expire as follows: 1994 - the Roanoke Rapids, North Carolina kraft mill, the Lufkin and Sheldon, Texas newsprint mills, and the Florida and Washington wood products operations; 1995
- - the Bucksport, Maine and Sartell, Minnesota publication papers mills, and the Courtland, Alabama printing and writing papers mill; 1996 - the Pensacola, Florida printing and writing papers mill; 1997 - the Maine and Georgia wood products operations; 1998 - the Deferiet, New York publication papers mill and the Canton, North Carolina and Hamilton, Ohio printing and writing papers mills.

   The Quinnesec, Michigan publication papers mill is a non-union facility.

   At Weldwood, union contracts covering the Hinton, Alberta, Canada pulp mill, as well as all of Weldwood's wood products facilities except the Longlac plants, will expire in 1994. The union contract covering the joint venture pulp mill in Quesnel, British Columbia, Canada also will expire in 1994. The union contract covering the waferboard plant and specialty hardwood plywood plant in Longlac, Ontario, Canada will expire in 1996.

   The union contract which covers the paper industry in Brazil, including Champion Papel, is renegotiated each year.


THE ENVIRONMENT

   For information regarding environmental capital expenditures, hazardous substance cleanup, environmental legal proceedings and other environmental matters affecting the Company, see Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in Item 7 of this Report from the Company's 1993 Annual Report.


ENERGY REQUIREMENTS

   The Company believes that it will be able to meet its energy needs for the foreseeable future. Wood wastes and pulping liquors, which are by-products from the manufacture of wood products and pulp, provide a reliable and relatively low-cost source of energy for the Company's primary manufacturing facilities. The Company's domestic wood products manufacturing facilities and domestic pulp, paper and kraft mills satisfy approximately half of their energy requirements from such wood wastes and pulping liquors.

   The Company's foreseeable needs for purchased energy have been anticipated, and the Company believes that it has arranged for adequate sources of supply.


ITEM 2.  PROPERTIES

   In 1993, the overall operating rate for the Company's domestic and foreign manufacturing facilities exceeded 98% of capacity in the paper segment, 80% of capacity for lumber and studs, and 97% of capacity for panelboard (plywood and waferboard). Production curtailments in the Company's paper segment were attributable primarily to scheduled maintenance. Production curtailments in the wood products segment were attributable primarily to log supply shortages resulting from the scarcity of timber, as well as the process of disposing of several mills.

   Reference is made to Item 1 of this Report for information concerning the general character, adequacy and capacity of the principal plants, timber properties and other materially important physical properties of the Company. The following lists show the location, nature and ownership of the Company's principal plants. Except as indicated, none of these plants is subject to a mortgage and all are owned in fee.


PAPER

                          PRINTING AND WRITING PAPERS

   (a)  Integrated pulp and printing and writing papers mills:

        (i)    Courtland, Alabama/1/;
        (ii)   Canton, North Carolina;
        (iii)  Pensacola, Florida; and
        (iv)   Mogi Guacu, Brazil.

   (b) The Company operates a printing and writing papers mill in Hamilton, Ohio.

   (c) The Company operates a plant in Waynesville, North Carolina which applies polyethylene coating to bleached paperboard and which also converts roll stock into cut-size paper.

   (d) The Company operates five plants which convert polyethylene-coated paperboard into milk and juice cartons and one plant which converts polyethylene-coated paperboard into ovenable packaging. All of these plants are located in the United States.


                               PUBLICATION PAPERS

   (e)  Integrated pulp and publication papers mills:

        (i)    Bucksport, Maine;
        (ii)   Deferiet, New York/2/;
        (iii)  Quinnesec, Michigan; and
        (iv)   Sartell, Minnesota/2/.

- ----------

/1/For Courtland, Alabama mill lease information, see Item 1 - Paper of this
   Report.

/2/For Deferiet, New York and Sartell, Minnesota mill lease information, see
   Item 1 - Paper of this Report.

                                   NEWSPRINT

   (f)  Integrated pulp and newsprint mills:

        (i)    Lufkin, Texas; and
        (ii)   Sheldon, Texas.


                                      PULP

   (g) The Company's printing and writing papers mills in Pensacola, Florida and Courtland, Alabama and publication papers mill in Quinnesec, Michigan also produce market pulp.

   (h) Weldwood operates a pulp mill in Hinton, Alberta, Canada and owns 50% of a joint venture which operates a pulp mill in Quesnel, British Columbia, Canada.


                                     KRAFT

   (i) The Company operates an integrated pulp, unbleached linerboard and kraft paper mill in Roanoke Rapids, North Carolina.


WOOD PRODUCTS

   (a)  The Company operates three softwood plywood plants in the United States.

   (b) Weldwood operates two softwood plywood plants and one specialty hardwood plywood plant in Canada. One of these plants is located on leased land.

   (c)  The Company operates seven softwood lumber mills in the United States.

   (d) Weldwood operates five softwood lumber mills in Canada. One of these mills is located on leased land.

   (e) Each of Babine Forest Products Company and Houston Forest Products Company, joint ventures in which Weldwood has an interest, operates a mill for the production of softwood lumber in Canada. Both mills are located on leased land.

   (f)  Weldwood operates one waferboard plant in Canada.


ITEM 3.  LEGAL PROCEEDINGS

   On January 4, 1991, a class action was brought against the Company in state court in Tennessee. The class consisted of all Tennessee residents who own or lease land around Douglas Lake or along the Pigeon River. Subsequently, the case was transferred to the United States District Court for the Eastern District of Tennessee. While the original complaint sought $5 billion in compensatory and punitive damages, immediately prior to trial the plaintiffs reduced their demand to $367.9 million. The plaintiffs originally claimed damages for both personal injury and property damage, but the personal injury claims were dismissed. The case proceeded to trial on plaintiffs' theory that discharges of hazardous materials, including dioxin, from the Company's Canton, North Carolina mill had decreased property values along the river and the lake. On October 16, 1992, a mistrial was declared when the jury was unable to reach a unanimous verdict. On May 3, 1993, the court approved a settlement of the action providing for a payment of $6.5 million by the Company. On June 1, 1993, the court's approval of the settlement was appealed.

   On September 18, 1992, an action was brought in the District Court of Brazoria County, Texas by 26 individuals engaged in seafood-related businesses against the Company, Simpson Pasadena Paper Company, the Gulf Coast Waste Disposal Authority and eight other corporations and individuals. The action sought unspecified damages for lost business profits, diminution in property value and mental anguish allegedly resulting from the purported discharge of dioxin into the Brazos River, Galveston Bay, the Neches River and their adjacent waters, from the Company's Sheldon and Lufkin, Texas mills, Simpson's Pasadena, Texas mill and the other defendants' mills and plants. The Company sold the Pasadena mill to Simpson in 1987 but may be liable for damages, if any, arising from wastewater discharges which occurred prior to the sale. On September 2, 1993, at the plaintiffs' request, the action was dismissed with respect to the Company's Lufkin mill. In December 1993, the action was settled for an immaterial amount.

   On September 18, 1992, an action was brought in the District Court of Harris County, Texas by 71 individuals primarily engaged in seafood-related businesses against the Company, Simpson Pasadena Paper Company, the Gulf Coast Waste Disposal Authority and eight other corporations and individuals. The action sought unspecified damages for lost business profits, diminution in property value and mental anguish allegedly resulting from the purported discharge of dioxin into the Brazos River, Galveston Bay, the Neches River and their adjacent waters, from the Company's Sheldon and Lufkin, Texas mills, Simpson's Pasadena, Texas mill and the other corporate defendants' mills and plants. The Company sold the Pasadena mill to Simpson in 1987 but may be liable for damages, if any, arising from wastewater discharges which occurred prior to the sale. On September 2, 1993, at the plaintiffs' request, the action was dismissed with respect to the Company's Lufkin mill. In December 1993, the action was settled for an immaterial amount.

   On November 9, 1992, an action was brought against the Company in the Circuit Court for Baldwin County, Alabama purportedly on behalf of a class consisting of all persons who own land along Perdido Bay in Florida and Alabama. The action originally sought $500 million in compensatory and punitive damages for personal injury, intentional infliction of emotional distress and diminution in property value allegedly resulting from the purported discharge of hazardous substances, including dioxin, from the Company's Pensacola, Florida mill into Eleven Mile Creek, which flows into Perdido Bay. However, in February 1994, the plaintiffs reduced their demand to not more than $50,000 for each class member. It is anticipated that the class, if certified, will consist of approximately 1,000 members. The parties currently are engaged in discovery.

   The Company and many other corporations, municipalities and individuals are defendants in three separate actions filed in the District Court of Galveston County, Texas by numerous individuals on March 8, 1993, April 20, 1993 and May 13, 1993, respectively. Each of these actions seeks compensatory and punitive damages in excess of $5 billion for personal injury and property damage allegedly resulting from the purported disposal of waste materials, including hazardous substances, into the McGinnis Waste Disposal Site located at Hall's Bayou Ranch.

   On July 17, 1991, an action was brought in the United States District Court for the District of Colorado against Weldwood and 14 other Canadian forest products companies purportedly on behalf of a class of United States purchasers of Canadian lumber. The action, seeking injunctive relief and unspecified treble damages, alleged a conspiracy by the defendants and others to fix freight charges for, and to sell on a delivered price basis, Western Canadian softwood lumber, thereby allegedly artificially raising, fixing, maintaining or stabilizing prices in violation of United States antitrust laws. On January 8, 1993, the action was dismissed, upon the motion of the defendants, for reasons of comity. On January 20, 1993, the plaintiff filed a notice of appeal. In February 1994, the action was settled for an immaterial amount.

   The Company is vigorously defending each of the pending actions described above.

   The Company also is involved in other legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's General Counsel, presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened (including the actions described above), or all of them combined, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT/1/

   John A. Ball (age 65) is a Senior Vice President of the Company, a position which he has held since March 1983. He has responsibility for corporate and marketing communications, governmental affairs, public affairs and facilities services.

   L. Scott Barnard (age 51) is an Executive Vice President of the Company, a position which he has held since August 1992. He has responsibility for sales and marketing for the printing and writing papers and publication papers businesses. From February 1989 to August 1992, he was Vice President-Sales and Marketing for the printing and writing papers and publication papers businesses.

   Gerald J. Beiser (age 63) is Senior Vice President-Finance of the Company, a position which he has held since 1975.

   William H. Burchfield (age 58) is an Executive Vice President of the Company, a position which he has held since November 1982. He has responsibility for the domestic printing and writing papers business.

   Mark V. Childers (age 41) is Senior Vice President-Organizational Development and Human Resources of the Company, a position which he has held since August 1992. From June 1991 to August 1992, he was Vice President-Organizational Development Project of the Company. From August 1988 to June 1991, he was Manager-Organizational Development at the Lufkin, Texas mill.

   Richard J. Diforio, Jr. (age 58) is a Senior Vice President of the Company, a position which he has held since November 1992. He has responsibility for environmental, health and safety affairs. From September 1990 to November 1992, he was Vice President-Environment, Health and Safety of the Company. From September 1986 to September 1990, he was Vice President-Environmental Affairs of the Company.

   Joe K. Donald (age 51) is an Executive Vice President of the Company, a position which he has held since August 1989. He heads the publication papers business. From December 1987 to August 1989, he was Vice President-Manufacturing of the printing and writing papers business.

   Mark A. Fuller, Jr. (age 61) is an Executive Vice President of the Company, a position which he has held since August 1980. He has responsibility for the Company's overall marketing program as well as for Nationwide Papers, Champion Export, pulp sales and sales of wood chemicals and by-products. From July 1986 to August 1989, he headed the publication papers business.

   Marvin H. Ginsky (age 63) is Senior Vice President and General Counsel of the Company. He was elected a Senior Vice President in May 1981. He has been the General Counsel since 1973.

   L.C. Heist (age 62) is President and Chief Operating Officer and a director of the Company, positions which he has held since December 1987.

   Burton G. MacArthur, Jr. (age 47) is an Executive Vice President of the Company, a position which he has held since January 1990. He has responsibility for the newsprint and kraft operations. From March 1989 to January 1990, he was Vice President-Management Information Services of the Company.

_______________________________

/1/The term of office for each executive officer expires at the Annual Meeting of the Board of Directors of the Company scheduled to be held on May 19, 1994.

   Kenwood C. Nichols (age 54) is Vice Chairman and a director of the Company, positions which he has held since August 1989. He has been the principal accounting officer of the Company since July 1983. He also has responsibility for internal audit, corporate analysis, tax affairs, management information services, mineral resources, corporate security and the Company's real estate subsidiaries. From July 1983 to August 1989, he was a Senior Vice President of the Company.

   Richard E. Olson (age 56) is an Executive Vice President of the Company, a position which he has held since December 1987. He has responsibility for engineering, technology, manufacturing support and major projects. From December 1987 to January 1990, he had responsibility for the newsprint, domestic pulp and kraft operations.

   Richard L. Porterfield (age 47) is an Executive Vice President of the Company, a position which he has held since August 1992. He heads the forest products unit, which consists of domestic timberlands operations and the domestic wood products business. From January 1990 to August 1992, he was Senior Vice President- Organizational Development and Human Resources of the Company. From August 1989 to January 1990, he was Vice President-Organizational Development Project of the Company. From June 1988 to August 1989, he was Director-Participative Management and Administration of the forest products unit.

   Andrew C. Sigler (age 62) is Chairman of the Board of Directors and Chief Executive Officer of the Company. He was elected Chairman of the Board effective January 1, 1979. He has served as Chief Executive Officer since 1974 and has been a director since 1973.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company had 23,394 record holders of its Common Stock as of February 28, 1994.

   The Company's Common Stock is traded on the New York Stock Exchange.

   Restrictions on the ability of the Company to pay cash dividends are included in several of the Company's debt instruments and the Company's Restated Certificate of Incorporation. At December 31, 1993, the most restrictive of these limitations required the Company to maintain tangible net worth (as defined below) of at least $2.770 billion. As a result of this requirement, such amount is unavailable for the payment of dividends. Approximately $454 million of tangible net worth at December 31, 1993 was free of such restrictions. Tangible net worth is defined as shareholders' equity plus the Company's $92.50 Cumulative Convertible Preference Stock minus goodwill, unamortized debt discount and other like intangibles, all determined on a consolidated basis for the Company.

   For information concerning the high and low sales prices of the Company's Common Stock for each quarterly period during the last two years and the amount of dividends paid on the Company's Common Stock in each quarterly period during the last two years, see the section on the inside back cover of the Company's 1993 Annual Report captioned Common Stock Prices and Dividends Paid. Said section is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

   There is incorporated by reference herein the table on pages 50 and 51 of the Company's 1993 Annual Report captioned Eleven-Year Selected Financial Data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   There is incorporated by reference herein the section on pages 43 to 49 of the Company's 1993 Annual Report captioned Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   There is incorporated by reference herein the sections of the Company's 1993 Annual Report captioned Consolidated Income, Consolidated Retained Earnings, Consolidated Balance Sheet, Consolidated Cash Flows, Notes to Financial Statements and Report of Independent Public Accountants, which sections are located on pages 22, 23, 24, 25, 26 to 40, and 41, respectively, of the Company's 1993 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the section captioned Executive Officers of the Registrant under Part I of this Report for information concerning the Company's executive officers.

   For information concerning the directors of the Company, see the sections captioned The Board of Directors -The Nominees, Information on the Nominees and Directors, and Committees in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 19, 1994. Said sections are incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 19, 1994 the sections therein captioned The Board of Directors - Directors' Compensation; and Executive Compensation - Summary Compensation Table, Option/SAR Grant Table, Option/SAR Exercise and Year-End Values Table, Pension Plan Table, and Employment and Severance Agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 19, 1994 the sections therein captioned Principal Shareholders and Stock Ownership by Nominees, Directors and Named Executive Officers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 19, 1994 the section therein captioned Transactions.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Champion International Corporation and Subsidiaries, Notes to Financial Statements, and Report of Independent Public Accountants are incorporated by reference herein from the Company's 1993 Annual Report:


                                                                                         CAPTION IN COMPANY'S
             DESCRIPTION                                                           1993 ANNUAL REPORT (PAGE NUMBER)
             -----------                                                           --------------------------------
Consolidated Statements of Income for  each of the
 three years in the period ended December 31, 1993.....................................Consolidated Income (page 22)

Consolidated Statements of Retained Earnings for each of
 the three years in the period ended December 31, 1993......................Consolidated Retained Earnings (page 23)

Consolidated Balance Sheets at December 31, 1993 and 1992.......................Consolidated Balance Sheet (page 24)

Consolidated Statements of Cash Flows for each of
 the three years in the period ended December 31, 1993.............................Consolidated Cash Flows (page 25)

Notes to Financial Statements.........................................Notes to Financial Statements (pages 26 to 40)

Report of Independent Public Accountants with
 respect to the financial statements listed above.................Report of Independent Public Accountants (page 41)

     (b)  FINANCIAL STATEMENT SCHEDULES.   The following Financial Statement
Schedules and Report of Independent Public Accountants on Schedules are filed with this Annual Report on Form 10-K on the pages indicated:

                                           DESCRIPTION                                   PAGE
                                           -----------                                  ------
     V.     Property, Plant and Equipment.............................................  S-1
    VI.     Accumulated Depreciation and Amortization of Property, Plant and Equipment  S-2, 3
  VIII.     Valuation and Qualifying Accounts.........................................  S-4
    IX.     Short-Term Borrowings.....................................................  S-5
     X.     Supplementary Income Statement Information................................  S-6
            Report of Independent Public Accountants on Schedules.....................  S-7

     All other schedules have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements or Notes to Financial Statements listed under section (a) of this
Item 14.

     (c) EXHIBITS. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.29, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                                     DESCRIPTION
- ------                                     ------------

   3.1 Restated Certificate of Incorporation of the Company, filed in the State of New York on October 20, 1986 (filed by incorporation by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 1-3053).

   3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed in the State of New York on July 18, 1988 (filed by incorporation by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

   3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed in the State of New York on December 6, 1989 (filed by incorporation by reference to

EXHIBIT
NUMBER                                  DESCRIPTION
- ------                                  ------------

               Exhibit 4.1 to the Company's Form 8-K dated December 14, 1989, Commission File No. 1-3053).

   3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed in the State of New York on December 21, 1989 (filed by incorporation by reference to Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

   3.5 By-Laws of the Company (filed by incorporation by reference to Exhibit 3(ii).1 to the Company's Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-3053).

   4.1 Letter agreement dated March 29, 1991 of the Company to furnish to the Commission upon request copies of certain instruments with respect to long-term debt (filed by incorporation by reference to Exhibit 4 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   4.2 Agreement dated February 2, 1994 between the Company and Loews Corporation (filed by incorporation by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, Commission Registration No. 33-52123).

  +10.1 Champion International Corporation 1986 Management Incentive Program, consisting of the 1986 Stock Option Plan and the 1986 Contingent Compensation Plan (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1986, Commission File No. 1-3053).

  +10.2 Amendment to Champion International Corporation 1986 Management Incentive Program (filed by incorporation by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-3053).

  +10.3 Champion International Corporation Restricted Share Performance Plan, as amended (filed by incorporation by reference to Exhibit
               10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

  +10.4 Champion International Corporation Management Incentive Program, as amended, consisting of the Amended 1976 Incentive Stock Option Plan and the Contingent Compensation Plan (filed by incorporation by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission Registration No. 2-77129).

  +10.5 Resolutions of the Board of Directors of the Company adopted on August 16, 1984 amending the Amended 1976 Incentive Stock Option Plan (filed by incorporation by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-14, Commission Registration No. 2-94030).

  +10.6 Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

  +10.7 Supplemental Retirement and Death Payments Agreement dated as of August 1, 1964, as amended by letter agreement dated January 9, 1965, between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

EXHIBIT
NUMBER         DESCRIPTION
- ------         ------------

  +10.8 Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987, providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.9 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 19.2 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.10 Amendment dated as of April 21, 1988 to Restated Agreement between the Company and Mr. Sigler as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.11 Amendment dated as of August 18, 1988 to Restated Agreement between the Company and Mr. Sigler as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.12 Amendment dated as of August 18, 1988 to Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.13 Amendment dated as of September 19, 1991 to Restated Agreement between the Company and Mr. Sigler as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.14 Agreement dated as of August 18, 1988 between the Company and Mr. Heist providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit
               10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.15 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Heist providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.16 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Heist (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.17 Agreement dated as of October 18, 1990 between the Company and Mr. Nichols providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.18 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Nichols providing reimbursement of certain legal expenses following a change in

EXHIBIT
NUMBER         DESCRIPTION
- ------         ------------

               control of the Company (filed by incorporation by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.19 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.20 Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.21 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Burchfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.22 Amendment dated as of April 21, 1988 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 19.5 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.23 Amendment dated as of September 19, 1991 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.24 Agreement dated as of August 18, 1988 between the Company and Mr. Olson providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.25 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.26 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Olson (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.27 Trust Agreement dated as of February 19, 1987 between the Company and Connecticut National Bank securing certain payments under the contracts listed as Exhibit Numbers 10.8 through 10.26, among others, following a change in control of the Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-
               3053).

EXHIBIT
NUMBER                                  DESCRIPTION
- ------                                  ------------

  +10.28 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Connecticut National Bank (filed by incorporation by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.29 Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   10.30 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   10.31 Resolutions of the Board of Directors of the Company adopted on September 19, 1991 relating to the compensation of directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-3053).

   10.32 Retirement Plan for Outside Directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1992, Commission File No. 1-3053).

   *11 Schedule showing calculation of primary earnings per common share and fully diluted earnings per common share.

   *13 Portions of the Annual Report to Shareholders of Champion International Corporation for the fiscal year ended December 31, 1993, which are incorporated herein by reference.

   *21         List of significant subsidiaries of the Company.

   *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

   *23.2       Consent of Arthur Andersen & Co.

   *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.

  (d) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1994.


                                         CHAMPION INTERNATIONAL CORPORATION
                                                   (Registrant)


                                         By         Lawrence A. Fox
                                           -----------------------------------
                                                   (LAWRENCE A. FOX)
                                             VICE PRESIDENT AND SECRETARY


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

           SIGNATURE                                        TITLE               DATE
           ---------                                        -----               ----

           Andrew C. Sigler*                      Chairman of the Board,   March 30, 1994
- ---------------------------------------           Chief Executive Officer
          (ANDREW C. SIGLER)                      and Director (Principal
                                                  Executive Officer)

           Kenwood C. Nichols*                    Vice Chairman and        March 30, 1994
- ---------------------------------------           Director (Principal
          (KENWOOD C. NICHOLS)                    Accounting Officer)

            Gerald J. Beiser*                     Senior Vice President-   March 30, 1994
- ---------------------------------------           Finance (Principal
            (GERALD J. BEISER)                    Financial Officer)

            Robert A. Charpie*                    Director                 March 30, 1994
- ---------------------------------------
            (ROBERT A. CHARPIE)

             Alice F. Emerson*                    Director                 March 30, 1994
- ---------------------------------------
             (ALICE F. EMERSON)

             Allan E. Gotlieb*                    Director                 March 30, 1994
- ---------------------------------------
            (ALLAN E. GOTLIEB)

                L.C. Heist*                       Director                 March 30, 1994
- ----------------------------------------
               (L.C. HEIST)


             Sybil C. Mobley*                     Director                 March 30, 1994
- -----------------------------------------
             (SYBIL C. MOBLEY)

           SIGNATURE                                        TITLE               DATE
           ---------                                        -----               ----

________________________________________          Director
         (H. BARCLAY MORLEY)


          Lawrence G. Rawl*                       Director                 March 30, 1994
- ----------------------------------------
         (LAWRENCE G. RAWL)


          Walter V. Shipley*                      Director                 March 30, 1994
- -----------------------------------------
         (WALTER V. SHIPLEY)


            James S. Tisch*                       Director                 March 30, 1994
- ------------------------------------------
           (JAMES S. TISCH)


          Richard E. Walton*                      Director                 March 30, 1994
- ------------------------------------------
         (RICHARD E. WALTON)


            John L. Weinberg*                     Director                 March 30, 1994
- -------------------------------------------
           (JOHN L. WEINBERG)


*By          Lawrence A. Fox                                               March 30, 1994
- -------------------------------------------
            (LAWRENCE A. FOX)



  A POWER OF ATTORNEY AUTHORIZING LAWRENCE A. FOX, MARVIN H. GINSKY AND ANDREW
C. SIGLER AND EACH OF THEM TO SIGN THIS REPORT AND ALL AMENDMENTS HERETO AS ATTORNEYS-IN-FACT FOR OFFICERS AND DIRECTORS OF THE REGISTRANT IS FILED AS
EXHIBIT 24 HERETO.

                                                                      SCHEDULE V

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT

             For the Years Ended December 31, 1993, 1992 and 1991
                           (in thousands of dollars)

          Column A                       Column B     Column C      Column D             Column E                Column F
          --------                     ----------    ---------    ----------     -----------------------        ---------
                                       Balance at                                     Other Changes               Balance
                                       Beginning    Additions                    -----------------------           at End
Classification (1)                     of Period      at Cost    Retirements          Debit       Credit        of Period
- ------------------                     ----------   ----------   -----------     ----------     --------        ---------
For the Year Ended December 31, 1993:
  Land and land improvements           $  273,625   $   37,502   $    8,317     $    1,082 (3)  $    301 (2)    $ 303,591

  Buildings and leasehold
   improvements                           812,249      103,664       24,878         14,487 (3)     2,708 (2)      902,814

  Machinery and equipment               6,370,952      827,747      183,874         71,770 (3)    20,967 (2)    7,065,628

                                                                                                     572 (2)
  Construction in progress                762,077     (493,280)       3,545            ---        68,957 (3)      195,723
                                       ----------   ----------   ----------     ----------      --------       ----------
                                       $8,218,903   $  475,633   $  220,614     $   87,339      $ 93,505       $8,467,756
                                       ==========   ==========   ==========     ==========      ========       ==========

  Timber and Timberlands,                                                                            263 (2)
   less cost of timber                                                                             6,218 (3)
   harvested                           $2,011,567   $  130,147   $  213,489     $      ---      $ 83,194 (4)   $1,838,550
                                       ==========   ==========   ==========     ==========      ========       ==========
For the Year Ended December 31, 1992:
  Land and land                                                                      4,710 (3)
   improvements                        $  234,704   $   13,405   $    4,740     $   26,370 (5)  $    824 (2)   $  273,625

  Buildings and leasehold                                                            4,009 (3)
   improvements                           786,435       31,796        7,874          4,838 (5)     6,955 (2)      812,249

                                                                                    18,204 (3)
  Machinery and equipment               5,953,897      271,650       80,434        261,141 (5)    53,506 (2)    6,370,952

                                                                                                   1,067 (2)
  Construction in progress                486,916      306,125          856            ---        29,041 (3)      762,077
                                       ----------   ----------   ----------     ----------      --------       ----------
                                       $7,461,952   $  622,976   $   93,904     $  319,272      $ 91,393       $8,218,903
                                       ==========   ==========   ==========     ==========      ========       ==========
  Timber and Timberlands,
   less cost of timber                                                              11,337 (3)       636 (2)
   harvested                           $1,665,876   $   95,313   $   27,726     $  339,899 (5)  $ 72,496 (4)   $2,011,567
                                       ==========   ==========   ==========     ==========      ========       ==========
For the Year Ended December 31, 1991:
                                                                                                      27 (2)
  Land and land improvements           $  192,240   $   47,331   $    1,530     $      ---      $  3,310 (3)   $  234,704

  Buildings and leasehold
   improvements                           614,880      169,526        7,442          9,496 (3)        25 (2)      786,435

                                                                                     1,312 (2)
  Machinery and equipment               5,437,297      575,262       97,245         37,271 (3)       ---        5,953,897

  Construction in progress                758,018     (188,451)       6,333          1,315 (2)    77,633 (3)      486,916
                                       ----------   ----------   ----------     ----------      --------       ----------
                                       $7,002,435   $  603,668   $  112,550     $   49,394      $ 80,995       $7,461,952
                                       ==========   ==========   ==========     ==========      ========       ==========
  Timber and Timberlands,
   less cost of timber                                                                 184 (2)
   harvested                           $1,645,421   $   57,801   $   28,382     $   50,113 (3)  $ 59,261 (4)   $1,665,876
                                       ==========   ==========   ==========     ==========      ========       ==========

- -----------------
Notes:
   (1) Property, plant and equipment is carried at cost.
   (2) Effect of foreign currency translation.
   (3) Reclassifications and transfers to and from other accounts.
   (4) Cost of timber harvested charged to costs and expenses.
   (5) As the result of adopting, as of January 1, 1992, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," assets formerly acquired in purchase business combinations were revalued to reflect gross values. Prior to adoption of this standard, these assets were valued net of related tax effects.

                                                                     SCHEDULE VI

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

  ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

             For the Years Ended December 31, 1993, 1992 and 1991
                           (in thousands of dollars)

Column A                                       Column B      Column C          Column D         Column E          Column F
- --------                                       --------      --------          --------         --------          --------
                                                            Additions
                                             Balance at    Charged to                              Other           Balance
                                              Beginning     Costs and                          Changes -            at End
Classification                                of Period      Expenses  (5)  Retirements      Add (Deduct)        of Period
- -------------------------------------        ----------    ----------       -----------      -----------        ----------
For the Year Ended December 31, 1993:
                                                                                                   1,051 (1)
   Land improvements                         $   70,482    $   14,041       $     6,433       $     (130)(2)   $    79,011

                                                                                                    (483)(1)
   Buildings and leasehold improvements         224,986        26,270            16,588           (1,357)(2)       232,828

                                                                                                  16,002 (1)
   Machinery and equipment                    2,160,575       319,929           134,331           (8,294)(2)     2,353,881
                                             ----------    ----------        ----------       ----------        ----------
                                             $2,456,043    $  360,240 (4)   $   157,352       $    6,789        $2,665,720
                                             ==========    ==========        ==========       ==========        ==========
For the Year Ended December 31, 1992:
                                                                                                     (40)(1)
                                                                                                    (360)(2)
  Land improvements                          $   55,127    $    8,472       $     2,139       $    9,422 (3)    $   70,482

                                                                                                     (47)(1)
  Buildings and leasehold                                                                         (3,422)(2)
   improvements                                 186,757        24,034             5,164           22,828 (3)       224,986

                                                                                                   3,687 (1)
                                                                                                 (19,127)(2)
   Machinery and equipment                    1,834,029       305,498            57,573           94,061 (3)     2,160,575
                                             ----------    ----------        ----------       ----------        ----------
                                             $2,075,913    $  338,004 (4)    $   64,876       $  107,002        $2,456,043
                                             ==========    ==========        ==========       ==========        ==========
For the Year Ended December 31, 1991:
                                                                                                     929 (1)
  Land improvements                          $   46,571    $    8,217        $      692       $      102 (2)    $   55,127

  Buildings and leasehold                                                                          3,097 (1)
   improvements                                 168,115        19,596             3,999              (52)(2)       186,757

                                                                                                 (12,644)(1)
   Machinery and equipment                    1,670,319       254,497            77,428             (715)(2)     1,834,029
                                             ----------    ----------        ----------       ----------        ----------
                                             $1,885,005    $  282,310 (4)    $   82,119       $   (9,283)       $2,075,913
                                             ==========    ==========        ==========       ==========        ==========

Notes:
  (1) Reclassifications and transfers to and from other accounts.
  (2) Effect of foreign currency translation.
  (3) As the result of adopting, as of January 1, 1992, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," assets formerly acquired in purchase business combinations were revalued to reflect gross values. Prior to adoption of this standard, these assets were valued net of related tax effects.

  (4) Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993, which Note is incorporated by reference herein, for the Company's policies in providing for depreciation, cost of timber harvested and amortization. The reconciliations of depreciation, cost of timber harvested and amortization, as shown above and on Schedule V, with the amounts in the statement of income follow:

                                                                   Years Ended December 31
                                                          --------------------------------------
                                                                1993          1992          1991
                                                          ----------    ----------    ----------
                                                                   (in thousands of dollars)

             Depreciation and amortization credited
                 to reserves as above                     $  360,240    $  338,004    $  282,310
             Cost of timber harvested credited directly
                 to asset accounts                            83,194        72,496        59,261
                                                          ----------    ----------    ----------
                                                          $  443,434    $  410,500    $  341,571
                                                          ==========    ==========    ==========

(5) For financial reporting purposes, property, plant and equipment are depreciated on the straight-line method over the estimated service lives of the individual assets as follows:

             Land improvements                                        2 to 20%
             Buildings                                                2 to 20%
             Machinery and equipment                                  3 to 33%

    Leasehold improvements are amortized over the shorter of the leases or estimated service lives.

                                                                   SCHEDULE VIII

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended December 31, 1993 and 1992
                           (in thousands of dollars)


           Column A                                  Column B          Column C            Column D        Column E
- -------------------------------------              ----------          --------            --------        ---------
                                                   Balance at                                                Balance
                                                    Beginning                                                 at End
           Description                              of Period         Additions          Deductions        of Period
- -------------------------------------              ----------         ---------          ----------        ---------
For the Year Ended December 31, 1993:
   Included in liability accounts:
     Deferred Income Tax Valuation Allowance (1)   $   39,800         $   2,491          $     ---         $  42,291
                                                   ==========         =========          =========         =========


For the Year Ended December 31, 1992:
   Included in liability accounts:
     Deferred Income Tax Valuation Allowance (1)   $      ---         $  39,800          $     ---         $  39,800
                                                   ==========         =========          =========         =========



- -----------------------
Note:
   (1) The deferred income tax valuation allowance primarily relates to general business credit carryforwards.

                                                                     SCHEDULE IX

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

             For the Years Ended December 31, 1993, 1992 and 1991
                           (in thousands of dollars)

Column A                                     Column B        Column C           Column D          Column E            Column F
- --------                                     --------        --------           --------          --------            --------
                                                                                                                      Weighted
                                                                                 Maximum           Average             Average
                                                             Weighted             Amount            Amount            Interest
                                              Balance         Average        Outstanding       Outstanding                Rate
 Category of Aggregate                         at End        Interest         During the        During the          During the
 Short-Term Borrowings                      of Period (1)        Rate (1)         Period (1)        Period (1,2)        Period (1,3)
- ----------------------                      ---------        --------        -----------       -----------         -----------
 For the Year Ended December 31, 1993:
    Short-term bank borrowings              $   88,258        1.4%           $  110,258        $   95,570             1.2%

 For the Year Ended December 31, 1992:
    Short-term bank borrowings              $  110,113        1.1%           $  110,113        $   88,788             1.3%

 For the Year Ended December 31, 1991:
    Short-term bank borrowings              $   68,029        0.6%           $   93,695        $   76,814             1.3%


- -----------------------------------
 Notes:
    (1) Variations in weighted average interest rates and in outstanding balances for 1993, 1992 and 1991 are attributable to book cash overdrafts.
    (2) Average amount of short-term borrowings is determined by utilizing the average month-end balances.
    (3) Weighted average interest rate for the year is determined by dividing average interest expense for the year by the average of month-end short-term borrowings for the year.

                                                                      SCHEDULE X

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

             For the Years Ended December 31, 1993, 1992 and 1991
                           (in thousands of dollars)


Column A                                                           Column B
- --------                                            ----------------------------------------
                                                         Charged to Costs and Expenses
                                                             Years Ended December 31
                                                    ----------------------------------------
Item                                                      1993           1992           1991
- ----                                                ----------     ----------     ----------
Maintenance and repairs                             $  465,079     $  478,842     $  458,513
                                                    ==========     ==========     ==========

Real and personal property taxes                    $   61,154     $   61,005     $   58,438
                                                    ==========     ==========     ==========

Royalties, advertising costs, and amortization of intangible assets and pre-operating costs were not material.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Champion International Corporation:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Champion International Corporation's 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 17, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(b) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     ARTHUR ANDERSEN & CO.

New York, N.Y.
January 17, 1994

                                 EXHIBIT INDEX

  Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.29, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.


EXHIBIT NUMBER                          DESCRIPTION
- --------------                          -----------

   3.1 Restated Certificate of Incorporation of the Company, filed in the State of New York on October 20, 1986 (filed by incorporation by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 1-3053).

   3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed in the State of New York on July 18, 1988 (filed by incorporation by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

   3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed in the State of New York on December 6, 1989 (filed by incorporation by reference to Exhibit 4.1 to the Company's Form 8-K dated December 14, 1989, Commission File No. 1-3053).

   3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed in the State of New York on December 21, 1989 (filed by incorporation by reference to Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

   3.5 By-Laws of the Company (filed by incorporation by reference to Exhibit 3(ii).1 to the Company's Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-3053).

   4.1 Letter agreement dated March 29, 1991 of the Company to furnish to the Commission upon request copies of certain instruments with respect to long-term debt (filed by incorporation by reference to Exhibit 4 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   4.2 Agreement dated February 2, 1994 between the Company and Loews Corporation (filed by incorporation by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, Commission Registration No. 33-52123).

  +10.1 Champion International Corporation 1986 Management Incentive Program, consisting of the 1986 Stock Option Plan and the 1986 Contingent Compensation Plan (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1986, Commission File No. 1-3053).

  +10.2 Amendment to Champion International Corporation 1986 Management Incentive Program (filed by incorporation by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended March 31, 1993, Commission File No. 1-3053).

EXHIBIT NUMBER                          DESCRIPTION
- --------------                          -----------

  +10.3 Champion International Corporation Restricted Share Performance Plan, as amended (filed by incorporation by reference to Exhibit
               10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No.1-3053).

  +10.4 Champion International Corporation Management Incentive Program, as amended, consisting of the Amended 1976 Incentive Stock Option Plan and the Contingent Compensation Plan (filed by incorporation by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission Registration No. 2-77129).

  +10.5 Resolutions of the Board of Directors of the Company adopted on August 16, 1984 amending the Amended 1976 Incentive Stock Option Plan (filed by incorporation by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-14, Commission Registration No. 2-94030).

  +10.6 Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

  +10.7 Supplemental Retirement and Death Payments Agreement dated as of August 1, 1964, as amended by letter agreement dated January 9, 1965, between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.8 Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987, providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.9 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 19.2 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.10 Amendment dated as of April 21, 1988 to Restated Agreement between the Company and Mr. Sigler as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.11 Amendment dated as of August 18, 1988 to Restated Agreement between the Company and Mr. Sigler as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.12 Amendment dated as of August 18, 1988 to Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

EXHIBIT NUMBER                          DESCRIPTION
- --------------                          -----------

  +10.13 Amendment dated as of September 19, 1991 to Restated Agreement between the Company and Mr. Sigler as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.14 Agreement dated as of August 18, 1988 between the Company and Mr. Heist providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit
                10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.15 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Heist providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.16 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Heist (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.17 Agreement dated as of October 18, 1990 between the Company and Mr. Nichols providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.18 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Nichols providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.19 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.20 Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.21 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Burchfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.22 Amendment dated as of April 21, 1988 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 19.5 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

EXHIBIT NUMBER                          DESCRIPTION
- --------------                          -----------

  +10.23 Amendment dated as of September 19, 1991 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.24 Agreement dated as of August 18, 1988 between the Company and Mr. Olson providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.25 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.26 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Olson (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.27 Trust Agreement dated as of February 19, 1987 between the Company and Connecticut National Bank securing certain payments under the contracts listed as Exhibit Numbers 10.8 through 10.26, among others, following a change in control of the Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.28 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Connecticut National Bank (filed by incorporation by reference to Exhibit
                10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.29 Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   10.30 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   10.31 Resolutions of the Board of Directors of the Company adopted on September 19, 1991 relating to the compensation of directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-3053).

   10.32 Retirement Plan for Outside Directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1992, Commission File No. 1-3053).

EXHIBIT NUMBER                          DESCRIPTION
- --------------                          -----------

  *11 Schedule showing calculation of primary earnings per common share and fully diluted earnings per common share.

  *13 Portions of the Annual Report to Shareholders of Champion International Corporation for the fiscal year ended December 31, 1993 which are incorporated herein by reference.

  *21           List of significant subsidiaries of the Company.

  *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

  *23.2         Consent of Arthur Andersen & Co.

  *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.



28:exhibt93.10k