Form 10-Q
period 1994-03-31
CHAMPION INTERNATIONAL CORP
filed 1994-05-13
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

    For the quarterly period ended             March 31, 1994
                                   ----------------------------------------

                                      OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ---------------------------------------

Commission File Number                              1-3053
                                   ---------------------------------------


                      Champion International Corporation
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                New York                                 13-1427390
- - --------------------------------------------------------------------------------
       (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)                Identification No.)


               One Champion Plaza, Stamford, Connecticut   06921
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 203-358-7000
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                           Outstanding at April 30, 1994
- - ---------------------------------        -----------------------------------
 Common stock, $.50 par value                         92,970,324

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


Item 1.   Financial Statements.
- - -------------------------------


              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)

                                                       Three Months Ended
                                                    -----------------------
                                                            March 31,
                                                    -----------------------
                                                       1994         1993
                                                    ----------   ----------
Net Sales                                           $1,226,120   $1,266,976

Cost of products sold                                1,142,676    1,163,183
Selling, general and administrative expenses            66,635       74,047
                                                    ----------   ----------
Income From Operations                                  16,809       29,746

Interest and debt expense                               56,537       53,573
Other (income) expense - net                               240       22,946
                                                    ----------   ----------
Income (Loss) Before Income Taxes and Cumulative
  Effect of Accounting Change                          (39,968)     (46,773)

Income Taxes                                            (8,982)     (18,709)
                                                    ----------   ----------
Income (Loss) Before Cumulative Effect of
  Accounting Change                                    (30,986)     (28,064)

Cumulative Effect of Accounting Change,
  Net of Taxes (Note 2)                                    ---       (7,523)
                                                    ----------   ----------
Net Income (Loss)                                   $  (30,986)  $  (35,587)
                                                    ==========   ==========
Dividends on Preference Stock                            6,938        6,938
                                                    ==========   ==========
Net Income (Loss) Applicable to Common Stock        $  (37,924)  $  (42,525)
                                                    ==========   ==========

Average Number of Common Shares Outstanding             92,946       92,692
                                                    ==========   ==========

Earnings (Loss) Per Common Share (Exhibit 11):
  Income (Loss) Before Cumulative Effect of
     Accounting Change                              $     (.41)  $     (.38)
                                                    ==========   ==========
  Cumulative Effect of Accounting Change            $      ---   $     (.08)
                                                    ==========   ==========
  Net Income (Loss)                                 $     (.41)  $     (.46)
                                                    ==========   ==========

  Cash dividends declared                           $      .05   $      .05
                                                    ==========   ==========


        The accompanying notes are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                               March 31,        December 31,
                                                  1994              1993
                                              (unaudited)
                                              -----------       ------------
ASSETS:
Current Assets:
 Cash and cash equivalents                    $   75,039       $   55,653
 Short-term investments                           17,169            7,197
 Receivables - net                               494,813          494,426
 Inventories                                     483,497          469,269
 Prepaid expenses                                 27,580           22,818
 Deferred income taxes                            64,847           65,064
                                              ----------       ----------
  Total Current Assets                         1,162,945        1,114,427
                                              ----------       ----------

Timber and timberlands, at cost - less
 cost of timber harvested                      1,836,531        1,838,550
                                              ----------       ----------
Property, plant and equipment, at cost         8,472,284        8,467,756
 Less - Accumulated depreciation              (2,737,356)      (2,665,720)
                                              ----------       ----------
                                               5,734,928        5,802,036
                                              ----------       ----------
Other assets and deferred charges                363,613          387,756
                                              ----------       ----------
     Total Assets                             $9,098,017       $9,142,769
                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
 Current installments of long-term debt       $   84,928       $   88,052
 Short-term bank borrowings                      105,718           88,258
 Accounts payable and accrued liabilities        566,431          591,153
 Income taxes                                      5,449            4,841
                                              ----------       ----------
    Total Current Liabilities                    762,526          772,304
                                              ----------       ----------

Long-term debt                                 3,363,104        3,316,165
                                              ----------       ----------
Other liabilities                                668,705          672,788
                                              ----------       ----------
Deferred income taxes                          1,051,974        1,077,234
                                              ----------       ----------
Minority interest in subsidiaries                 54,487           54,160
                                              ----------       ----------
Preference stock, $1.00 par value,
 $92.50 cumulative convertible series;
 300,000 shares issued and outstanding
 (redeemable for $300,000)                       300,000          300,000
                                              ----------       ----------

Shareholders' Equity:
 Preference stock, no series, 8,231,431
   shares authorized but unissued                   ---               ---
 Capital Shares:
   Common (92,968,916 and 93,026,400
    shares outstanding at March 31, 1994
    and December 31, 1993, respectively)          48,231           48,184
   Capital Surplus                             1,166,112        1,163,555
 Retained Earnings                             1,818,962        1,861,535
                                              ----------       ----------
                                               3,033,305        3,073,274
                                              ----------       ----------
 Treasury shares, at cost                       (100,308)        (100,233)
 Cumulative translation adjustment               (35,776)         (22,923)
                                              ----------       ----------
  Total Shareholders' Equity                   2,897,221        2,950,118
                                              ----------       ----------
    Total Liabilities and Shareholders'
     Equity                                   $9,098,017       $9,142,769
                                              ==========       ==========

        The accompanying notes are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)


                                                        Three Months Ended
                                                       ----------------------
                                                             March 31,
                                                       ----------------------
                                                          1994        1993
                                                       ----------  ----------
Cash flows from operating activities:
Net income (loss)                                      $(30,986)   $(35,587)

Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Cumulative effect of accounting change                   ---        7,523
  Depreciation expense                                   90,985      88,128
  Cost of timber harvested                               19,697      18,351
  (Increase)/decrease in receivables                     (2,925)    (24,996)
  (Increase)/decrease in inventories                    (18,937)        302
  (Increase)/decrease in prepaid expenses                (5,166)       (140)
  Increase/(decrease) in accounts payable and
     accrued liabilities                                (21,540)     (1,490)
  Increase/(decrease) in income taxes                       821       1,451
  Increase/(decrease) in other liabilities               (5,389)      2,072
  Increase/(decrease) in deferred income taxes          (15,787)    (19,305)
  All other - net                                        14,124       4,267
                                                       --------    --------
Net cash provided by (used in) operating activities      24,897      40,576
                                                       --------    --------

Cash flows from investing activities:
  Expenditures for property, plant and equipment        (42,590)   (135,852)
  Timber and timberlands expenditures                   (18,669)    (23,224)
  Purchase of investments                               (17,169)    (18,332)
  Proceeds from redemption of investments                 7,788      29,800
  Proceeds from sales of property, plant and
    equipment and timber and timberlands                  4,022      10,621
  All other - net                                        (1,052)    (14,077)
                                                       --------    --------
Net cash provided by (used in) investing activities     (67,670)   (151,064)
                                                       --------    --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt              202,117     258,834
  Payments of current installments of long-term
    debt and long-term debt                            (130,401)   (130,746)
  Cash dividends paid                                   (11,588)    (11,580)
  All other - net                                         2,031         829
                                                       --------    --------
Net cash provided by (used in) financing activities      62,159     117,337
                                                       --------    --------

Increase/(decrease) in cash and cash equivalents         19,386       6,849

Cash and Cash Equivalents:
Beginning of period                                      55,653      36,678
                                                       --------    --------
End of period                                          $ 75,039    $ 43,527
                                                       ========    ========

Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 42,554    $ 31,693
    Income taxes (net of refunds)                         3,910        (116)


        The accompanying notes are an integral part of this statement.

             CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                March 31, 1994



Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.



Note 2.

Cumulative effect of accounting change for the three month period ended March 31, 1993 reflects the after-tax effect of adopting, retroactive to January 1, 1993, a new accounting standard for postemployment benefits.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results
- - -------------------------------------------------------------------------------
of Operations.
- - -------------


Results of Operations
- - ---------------------


Summary

The company reported a loss in the first quarter of 1994 of $31 million or 41 cents per share, compared to last year's first quarter loss of $36 million or 46 cents per share and last year's fourth quarter loss of $45 million or 56 cents per share. In last year's first and fourth quarters, non-recurring items reduced earnings per share by approximately 8 cents and 21 cents, respectively. Excluding non-recurring items, the loss per share of 41 cents in the first quarter of 1994 compared to per share losses of 38 cents a year ago and 35 cents last quarter.

Operating income of $17 million declined from $30 million a year ago and $19 million last quarter. The decline from last year was due to lower income in the wood products segment. The decline from last quarter was attributable to significantly lower prices for certain of the company's key paper grades, which more than offset higher income in the wood products segment, improved pulp prices and lower general corporate expense.

Other (income) expense - net improved substantially from a year ago due to foreign currency gains and lower miscellaneous expenses. However, other (income) expense - net declined from last quarter, which included non-recurring pre-tax income of $10 million.

The income tax benefit attributable to the loss in the first quarter of 1994 was less favorable than last year due to changes in the ratio of foreign and domestic pre-tax income, but was more favorable than last quarter, which included a provision of $11 million to reflect a one-time adjustment to the company's deferred tax liability.

Paper Segment

The first quarter loss from operations in the company's paper segment was $40 million, compared to losses of $52 million a year ago and $24 million last quarter.

The domestic printing and writing papers business incurred a sizeable loss for the quarter. Results improved from the operating loss a year ago, but exceeded last quarter's operating loss. The improvement from last year was principally due to increased shipments. However, prices for coated and uncoated free sheet grades declined from last year and last quarter. Maintenance outages are scheduled at three of the four domestic printing and writing papers mills in the second quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., declined from last year due to lower domestic and export prices resulting from increased industry capacity and weak demand in the export markets. However, operating income improved from last quarter, as lower prices were more than offset by reduced operating costs.

The small operating loss for the publication papers business improved from the loss a year ago due to increased shipments, but represented a significant decline from last quarter's operating income. Prices for all publication grades were lower than last year and last quarter and continued to decline in April. Maintenance outages are scheduled at two of the four publication papers mills in the second quarter.

The modest operating loss for the company's U.S. and Canadian market pulp operations represented an improvement from the losses of last year and last quarter. Prices for southern and Canadian softwood grades improved from a year ago and last quarter primarily due to increased demand. In addition, a $50 per ton price increase for most grades of market pulp went into effect April 1. The company's principal pulp operations have scheduled maintenance outages in the second quarter.

The newsprint business incurred a sizeable loss for the quarter. Results declined slightly from last year primarily due to lower prices, but improved slightly from last quarter primarily due to lower manufacturing costs. Maintenance outages are scheduled at the two newsprint mills in the second quarter.

Earnings for the packaging business were about even with last year and up slightly from last quarter. Shipments increased slightly from last year and last quarter. Linerboard prices were down from last year but up slightly from last quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the Canadian subsidiary, Weldwood of Canada Limited, reported first quarter income from operations of $64 million, down from the record earnings of $94 million a year ago but up from $57 million last quarter. Lower shipments, higher wood costs and reduced timber stumpage sales were responsible for the decline in earnings from last year. Shipments and timber stumpage sales also declined from last quarter, but this was more than offset by price increases for lumber and plywood. The lower shipments primarily reflect the fourth quarter 1993 sale of the company's Montana lumber and plywood operations. Lumber and plywood prices declined in April.

Stumpage costs for wood cut on government-owned timberlands in British Columbia were increased effective May 1. While this increase is not expected to have a material impact on the company's wood products operations in the second quarter, it may adversely affect results thereafter.

Financial Condition
- - -------------------

General

The company's current ratio was 1.5 to 1 at March 31, 1994 as compared to 1.4 to 1 at year-end 1993. Total debt to total capitalization was 45% at March 31, 1994 as compared to 44% at year-end 1993.

As discussed below, in the first three months of 1994 and 1993, the company's net cash provided by operating activities was not sufficient to meet the cash requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). Each year, borrowings by the company financed the difference and also resulted in an increase in cash and cash equivalents. Net borrowings generated cash proceeds of $72 million in the first quarter of 1994, as compared to $128 million in the first quarter of 1993.

Looking ahead, the company anticipates that net cash provided by operating activities supplemented by the proceeds of borrowings, including borrowings under or supported by its bank lines of credit, will be sufficient to meet the capital expenditure, debt payment and dividend requirements of the company. With the completion of the company's extensive capital improvement program in 1993, the company has reduced capital spending to levels required for routine capital replacements, environmental compliance and incremental improvements.

Operating Activities

For the first three months, net cash provided by operating activities of $25 million declined from $41 million a year ago. The decrease was primarily due to changes in certain components of working capital.

Investing Activities

Net cash used in investing activities of $68 million declined from $151 million a year ago, principally due to substantially lower capital expenditures partially offset by reduced proceeds from asset sales and from sales of investments in marketable securities.


Financing Activities

Net cash provided by financing activities of $62 million declined from $117 million a year ago, principally as the result of a decrease in net borrowings, which reflected the lower capital expenditures discussed above.

At March 31, 1994, the company had $556 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, down from $559 million at year-end 1993. In addition, at March 31, 1994, the company had $260 million of notes outstanding under its U.S. bank lines of credit, up from $224 million at year-end 1993. Domestically, at March 31, 1994, $556 million of the company's unused bank lines of credit of $755 million supported the classification of commercial paper and other short-term obligations as long-term debt.

On March 31, 1994, the company issued a $30 million medium-term note in a private placement. The net proceeds were used to pay a portion of the company's commercial paper and short-term notes at maturity.

The annual principal payment requirements under the terms of all long-term debt agreements for the period from April 1 through December 31, 1994 are $85 million and for the years 1995 through 1998 are $308 million, $937 million, $245 million and $326 million, respectively.

                          PART II.  OTHER INFORMATION
                          ---------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES



Item 6.  Exhibits and Reports on Form 8-K.
- - -----------------------------------------

(a)    See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated January 18, 1994 reporting certain consolidated results of the company for the three months and twelve months ended December 31, 1993, with the consolidated statement of income for the three months and twelve months ended December 31, 1993 and the consolidated balance sheet as of December 31, 1993 as exhibits thereto.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.






                                           Champion International Corporation
                                           ----------------------------------
                                                     (Registrant)



Date:      May 12, 1994                              John M. Nimons
     ----------------------------          ----------------------------------
                                                      (Signature)

                                           John M. Nimons
                                           Vice President and Controller






Date:      May 12, 1994                           Kenwood C. Nichols
     ----------------------------          ----------------------------------
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


 11 - Calculation of Primary Earnings Per Common Share and Fully Diluted Earnings per Common Share (unaudited).

                                                                 EXHIBIT 11

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

          Calculation of Primary Earnings (Loss) Per Common Share and Fully Diluted Earnings (Loss) Per Common Share (unaudited)
                       (in thousands, except per share)

                                                      Three Months Ended
                                                    ----------------------
                                                           March 31,
                                                    ----------------------
                                                       1994        1993
                                                    ----------  ----------
Primary earnings (loss) per common share:
  Net Income (Loss)                                  $(30,986)    $(35,587)
  Dividends on Preference Shares                        6,938        6,938
                                                     --------     --------
  Net Income (Loss) Applicable to Common Stock       $(37,924)    $(42,525)
                                                     ========     ========
  Average number of common shares outstanding          92,946       92,692
                                                     ========     ========
  Per share                                          $   (.41)     $  (.46)
                                                     ========     ========

Fully diluted earnings (loss) per common share:
  Net Income (Loss) Applicable to Common Stock       $(37,924)    $(42,525)

  Add income effect, assuming conversion of
   dilutive convertible securities                        ---          ---
                                                     --------     --------
  Net income (loss) on a fully diluted basis         $(37,924)    $(42,525)
                                                     ========     ========

  Average number of common shares outstanding          92,946       92,692

  Add common share effect, assuming conversion
   of dilutive convertible securities                     ---          ---
                                                     --------     --------
  Average number of common shares outstanding on
   a fully diluted basis                               92,946       92,692
                                                     ========     ========
  Per share                                          $   (.41)     $  (.46)
                                                     ========     ========


NOTE:

(1) The computation of fully diluted earnings per common share assumes that the average number of common shares outstanding during the period is increased by the conversion of securities having a dilutive effect, and that net income applicable to common stock is increased by dividends and after-tax interest on such securities.