Form 10-Q
period 1994-06-30
CHAMPION INTERNATIONAL CORP
filed 1994-08-12
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                June 30, 1994
                                ------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                   to
                                ------------------------------------------------

Commission File Number                           1-3053
                                ------------------------------------------------

                      Champion International Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                       13-1427390
- ------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

               One Champion Plaza, Stamford, Connecticut   06921
           ---------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                              Outstanding at July 31, 1994
- --------------------------------            ------------------------------------
  Common stock, $.50 par value                           93,008,732

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.
- ------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)

                                                  Six Months Ended          Three Months Ended
                                               -----------------------    -----------------------
                                                       June 30,                   June 30,
                                               -----------------------    -----------------------
                                                  1994         1993          1994         1993
                                               ----------   ----------    ----------   ----------
Net Sales                                      $2,468,078   $2,523,275    $1,241,958   $1,256,299

Cost of products sold                           2,304,184    2,327,036     1,161,508    1,163,853
Selling, general and administrative expenses      142,913      150,932        76,278       76,885
                                               ----------   ----------    ----------   ----------
Income From Operations                             20,981       45,307         4,172       15,561

Interest and debt expense                         115,427      107,876        58,890       54,303
Other (income) expense - net                       (8,387)      21,440        (8,627)      (1,506)
                                               ----------   ----------    ----------   ----------

Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Change           (86,059)     (84,009)      (46,091)     (37,236)

Income Taxes                                      (23,975)     (33,603)      (14,993)     (14,894)
                                               ----------   ----------    ----------   ----------

Income (Loss) Before Cumulative Effect of
 Accounting Change                                (62,084)     (50,406)      (31,098)     (22,342)

Cumulative Effect of Accounting Change,
 Net of Taxes (Note 2)                                ---       (7,523)          ---          ---
                                               ----------   ----------    ----------   ----------

Net Income (Loss)                              $  (62,084)  $  (57,929)   $  (31,098)  $  (22,342)
                                               ==========   ==========    ==========   ==========

Dividends on Preference Stock                      13,875       13,875         6,938        6,938
                                               ==========   ==========    ==========   ==========

Net Income (Loss) Applicable to Common Stock   $  (75,959)  $  (71,804)   $  (38,036)  $  (29,280)
                                               ==========   ==========    ==========   ==========

Average Number of Common Shares Outstanding        92,962       92,731        92,977       92,769
                                               ==========   ==========    ==========   ==========

Earnings (Loss) Per Common Share (Exhibit 11):
  Income (Loss) Before Cumulative Effect
   of Accounting Change                        $     (.82)  $     (.69)   $     (.41)  $     (.31)
                                               ==========   ==========    ==========   ==========

  Cumulative Effect of Accounting Change       $      ---   $     (.08)   $      ---   $      ---
                                               ==========   ==========    ==========   ==========

  Net Income (Loss)                            $     (.82)  $     (.77)   $     (.41)  $     (.31)
                                               ==========   ==========    ==========   ==========

  Cash dividends declared                      $      .10   $      .10    $      .05   $      .05
                                               ==========   ==========    ==========   ==========


               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                                       June 30,    December 31,
                                                         1994          1993
                                                     (unaudited)
                                                     -----------   ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                          $    84,290   $    55,653
  Short-term investments                                  11,690         7,197
  Receivables - net                                      516,714       494,426
  Inventories                                            446,876       469,269
  Prepaid expenses                                        30,536        22,818
  Deferred income taxes                                   64,099        65,064
                                                     -----------   -----------
    Total Current Assets                               1,154,205     1,114,427
                                                     -----------   -----------

Timber and timberlands, at cost - less cost of
 timber harvested                                      1,830,996     1,838,550
                                                     -----------   -----------
Property, plant and equipment, at cost                 8,504,328     8,467,756
 Less - Accumulated Depreciation                      (2,816,272)   (2,665,720)
                                                     -----------   -----------
                                                       5,688,056     5,802,036
                                                     -----------   -----------

Other assets and deferred charges                        357,940       387,756
                                                     -----------   -----------
    Total Assets                                     $ 9,031,197   $ 9,142,769
                                                     ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current installments of long-term debt             $    90,272   $    88,052
  Short-term bank borrowings                             112,174        88,258
  Accounts payable and accrued liabilities               544,601       591,153
  Income taxes                                            12,224         4,841
                                                     -----------   -----------
    Total Current Liabilities                            759,271       772,304
                                                     -----------   -----------

Long-term debt                                         3,355,778     3,316,165
                                                     -----------   -----------
Other liabilities                                        672,506       672,788
                                                     -----------   -----------
Deferred income taxes                                  1,030,833     1,077,234
                                                     -----------   -----------
Minority interest in subsidiaries                         57,591        54,160
                                                     -----------   -----------
Preference stock, $1.00 par value, $92.50 cumulative
  convertible series; 300,000 shares issued and
  outstanding (redeemable at maturity for $300,000)      300,000       300,000
                                                     -----------   -----------

Shareholders' Equity:
  Preference stock, no series designated, 8,231,431
   shares authorized but unissued                            ---           ---
  Capital Shares:
    Common (92,990,640 and 93,026,400 shares
     outstanding at June 30, 1994 and
     December 31, 1993, respectively)                     48,241        48,184
    Capital Surplus                                    1,166,669     1,163,555
  Retained Earnings                                    1,776,275     1,861,535
                                                     -----------   -----------
                                                       2,991,185     3,073,274
                                                     -----------   -----------
  Treasury shares, at cost                              (100,308)     (100,233)
  Cumulative translation adjustment                      (35,659)      (22,923)
                                                     -----------   -----------
    Total Shareholders' Equity                         2,855,218     2,950,118
                                                     -----------   -----------
      Total Liabilities and Shareholders' Equity     $ 9,031,197   $ 9,142,769
                                                     ===========   ===========

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)

                                                                    Six Months Ended
                                                               --------------------------
                                                                         June 30,
                                                               --------------------------
                                                                   1994           1993
                                                               -----------   ------------
Cash flows from operating activities:
Net income (loss)                                              $   (62,084)  $    (57,929)

Adjustments to reconcile net income (loss) to net cash
  provided by operations:
  Cumulative effect of accounting change                               ---          7,523
  Depreciation expense                                             182,747        176,651
  Cost of timber harvested                                          36,395         37,006
  (Increase)/decrease in receivables                               (22,803)       (31,674)
  (Increase)/decrease in inventories                                17,727         (8,417)
  (Increase)/decrease in prepaid expenses                           (8,119)        (9,733)
  Increase/(decrease) in accounts payable and
   accrued liabilities                                             (43,401)       (19,990)
  Increase/(decrease) in income taxes                                7,594           (469)
  Increase/(decrease) in other liabilities                          (2,894)         6,903
  Increase/(decrease) in deferred income taxes                     (40,974)       (47,935)
  Amortization of pre-operating and start-up costs                  14,454         14,295
  All other - net                                                   17,594         (2,401)
                                                               -----------   ------------
Net cash provided by operating activities                           96,236         63,830
                                                               -----------   ------------
Cash flows from investing activities:
  Expenditures for property, plant and equipment                   (90,534)      (270,012)
  Timber and timberlands expenditures                              (36,382)       (53,539)
  Purchase of investments                                          (28,859)       (82,621)
  Proceeds from redemption of investments                           25,389         80,436
  Proceeds from sales of property, plant and equipment
   and timber and timberlands                                       14,450         13,093
  All other - net                                                   (7,541)       (16,090)
                                                               -----------   ------------
Net cash used in investing activities                             (123,477)      (328,733)
                                                               -----------   ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                         465,906        819,814
  Payments of current installments of long-term debt
   and long-term debt                                             (389,273)      (548,394)
  Cash dividends paid                                              (23,177)       (23,163)
  All other - net                                                    2,422          1,661
                                                               -----------   ------------
Net cash provided by financing activities                           55,878        249,918
                                                               -----------   ------------
Increase/(decrease) in cash and cash equivalents                    28,637        (14,985)

Cash and Cash Equivalents:
Beginning of period                                                 55,653         36,678
                                                               -----------   ------------
End of period                                                  $    84,290   $     21,693
                                                               ===========   ============
Supplemental cash flow disclosures:
  Cash paid during the period for:
   Interest (net of capitalized amounts)                       $   118,897   $    111,465
   Income taxes                                                      7,823          4,986

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 June 30, 1994



Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.



Note 2.

Cumulative Effect of Accounting Change for the six month period ended June 30, 1993 reflects the after-tax effect of adopting, retroactive to January 1, 1993, a new accounting standard for postemployment benefits.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------

Results of Operations
- ---------------------

Summary

The company reported a loss in the second quarter of 1994 of $31 million or 41 cents per share, compared to last year's second quarter loss of $22 million or 31 cents per share and last quarter's loss of $31 million or 41 cents per share.

Operating income of $4 million declined from $16 million a year ago and $17 million last quarter. The decline from last year was due primarily to lower income in the wood products segment and a slightly larger loss in the paper segment. The decline from last quarter was due to lower income in the wood products segment and higher general corporate expense mainly attributable to the impact of stock price fluctuations on the value of stock appreciation rights. Overall results were the same as last quarter because the decline in operating income was approximately offset by increases in other (income) expense - net and income tax benefits, as described below.

Prices for lumber and average prices for uncoated free sheet and coated groundwood grades were lower than last quarter. However, prices for pulp, newsprint and linerboard improved during the second quarter. The effect of these price increases, as well as recent increases in prices for uncoated free sheet and coated groundwood grades, largely were not reflected in second quarter results but will be reflected in third quarter results.

The enactment of a new economic program in Brazil effective March 15, 1994 significantly reduced the inflationary impact on sales and purchases in Brazil as reported on a U.S. dollar basis. As the result of this program, second quarter operating income of the company's Brazilian subsidiary, Champion Papel e Celulose Ltda., declined by approximately $8 million, which was offset by an $8 million favorable adjustment to the foreign currency translation loss included in other (income) expense - net. Net income of the company's Brazilian subsidiary for the second quarter was approximately even with last quarter.

Other (income) expense - net improved from a year ago and last quarter primarily due to the Brazilian currency translation item described above and interest income of $5.5 million associated with an income tax refund, partially offset by other charges and currency translation items.

The income tax benefit attributable to the loss in the second quarter of 1994 was less favorable than last year due to changes in the ratio of foreign and domestic pre-tax income, but was more favorable than last quarter due to currency translation gains associated with the income tax provision of the company's Brazilian subsidiary.

For the first six months, the company reported a loss of $62 million and a per share loss of 82 cents, compared to year-ago losses before the cumulative effect of an accounting change of $50 million and 69 cents per share.


Paper Segment

The second quarter loss from operations in the company's paper segment was $38 million, compared to losses of $36 million a year ago and $40 million last quarter.

The domestic printing and writing papers business incurred a significant operating loss for the quarter, exceeding the operating losses of a year ago and last quarter. Shipments of uncoated free sheet papers increased compared to a year ago and last quarter. However, average prices for coated and uncoated free sheet grades were lower than last year and last quarter. A price increase for uncoated free sheet papers which went into effect during the second quarter came too late to significantly impact results. Results also were affected by semi-annual maintenance outages at three of the four domestic printing and writing papers mills during the quarter. Price increases were implemented for certain grades of uncoated free sheet papers on July 1 and certain grades on August 1, the effect of which largely will not be reflected in results until late in the third quarter.

Operating income at the Brazilian subsidiary declined from last year and was approximately even with last quarter, excluding the $8 million impact of the new economic program in Brazil described above. The decline from last year was due to lower domestic prices and higher operating costs. Compared to last quarter, higher domestic and export prices and increased shipments were offset by higher operating costs.

The small operating loss for the publication papers business represented a decline from last year's operating profit and slightly exceeded last quarter's operating loss. The decline from a year ago was due primarily to lower prices for coated groundwood and free sheet grades. Compared to last quarter, shipments were up for coated groundwood but down for other paper grades. Average prices for coated groundwood papers declined during the quarter, while prices increased slightly for other grades. Costs for purchased pulp were higher than last year and last quarter. A discount reduction for coated groundwood papers was implemented July 1, the effect of which largely will not be reflected in results until late in the third quarter.

Earnings for the company's U.S. and Canadian market pulp operations represented a significant improvement from the operating losses of a year ago and last quarter. Results reflected the impact of price increases for most grades that were implemented April 1. Price increases for most grades of market pulp also went into effect on June 1, and additional price increases for all grades went into effect on August 1.

The newsprint business incurred a sizeable loss for the quarter. However, results improved from a year ago and last quarter. Compared to last year, lower prices were more than offset by higher shipments as well as lower operating costs primarily due to productivity gains and less downtime for scheduled maintenance outages. Results improved from last quarter due to a discount reduction, attributable to increased demand, that was fully implemented June 1. The company has announced an additional discount reduction effective August 15.

Earnings for the packaging business were up modestly from a year ago and last quarter primarily due to higher prices for linerboard. The company implemented a price increase on certain grades of linerboard effective July 1.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the Canadian subsidiary, Weldwood of Canada Limited, reported second quarter income from operations of $56 million, down from $65 million a year ago and $64 million last quarter. Lower shipments of lumber and plywood and reduced timber stumpage prices in the Pacific region primarily were responsible for the decline in earnings from last year. The lower shipments mainly reflected the fourth quarter 1993 sale of the company's Montana lumber and plywood operations. Compared to last quarter, lower lumber and plywood prices more than offset higher overall shipments and increased timber stumpage sales in the Pacific region. Early in the third quarter, lumber and plywood prices continued to decline.

Stumpage costs for wood cut on government-owned timberlands in British Columbia were increased effective May 1. The effect of this increase largely will not be reflected in results until the third quarter and thereafter.

The lumber mill at Klickitat, Washington was closed for an indefinite period effective August 1. The annual capacity of that facility is 89 million board feet.

Labor Contracts

Labor contracts have run past their expiration dates at Weldwood's Hinton, Alberta, Canada pulp mill and joint venture pulp mill at Quesnel, British Columbia, Canada, as well as all of its wood products plants except those at Longlac, Ontario. Each of these facilities presently is operating under the terms of its respective expired contract while efforts to negotiate new labor contracts continue. The impact on Weldwood and the company of a strike, if any, would depend on which facilities were affected and the duration of any such strike.

There is a possibility of a strike against one or more forest products companies in British Columbia, including Weldwood's facilities in that province. Any prolonged strike involving a significant portion of the forest products industry in British Columbia, including Weldwood, would have a material adverse effect on Weldwood, which would be partially offset by an anticipated favorable impact on the company's United States pulp, newsprint and wood products operations.


Financial Condition

General

The company's current ratio was 1.5 to 1 at June 30, 1994 and at March 31, 1994, as compared to 1.4 to 1 at year-end 1993. Total debt to total capitalization was 46% at June 30, 1994, as compared to 45% at March 31, 1994 and 44% at year-end 1993.

As discussed below, in the first six months of 1994 and 1993, the company's net cash provided by operating activities was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). Each year, the difference was financed through borrowings and, in 1993, through the use of cash and cash equivalents. Net borrowings generated cash proceeds of $77 million in the first six months of 1994, as compared to $271 million in the first six months of 1993. Cash and cash equivalents increased by $29 million in the first six months of 1994 and decreased by $15 million in the first six months of 1993.

Looking ahead, the company anticipates that net cash provided by operating activities supplemented, if and to the extent necessary, by borrowings, including borrowings under or supported by its bank lines of credit, will be sufficient to meet the capital expenditure, debt payment and dividend requirements of the company. With the completion of the company's extensive capital improvement program in 1993, the company has reduced capital spending to levels required for routine capital replacements, environmental compliance and incremental improvements.

Operating Activities

For the first six months, net cash provided by operating activities of $96 million increased from $64 million a year ago. The increase primarily was due to changes in certain components of working capital and lower deferrals of start-up costs associated with major capital projects.

Investing Activities

Net cash used in investing activities of $123 million declined from $329 million a year ago, principally due to substantially lower capital expenditures.

Financing Activities

Net cash provided by financing activities of $56 million declined from $250 million a year ago, principally as the result of a substantial decrease in net borrowings, which reflected the lower capital expenditures discussed above.

At June 30, 1994, the company had $606 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, up from $556 million at March 31, 1994 and $559 million at year-end 1993. In addition, at June 30, 1994, the company had $145 million of notes outstanding under its U.S. bank lines of credit, down from $260 million at March 31, 1994 and $224 million at year-end 1993. Domestically, at June 30, 1994, $606 million of the company's unused bank lines of credit of $870 million support the classification of commercial paper and other short-term obligations as long-term debt.

During the second quarter, the company issued medium-term notes in the aggregate principal amount of $150 million in private placements. The net proceeds were used to pay a portion of the company's commercial paper and short-term notes at maturity.

The annual principal payment requirements under the terms of all long-term debt agreements for the period from July 1 through December 31, 1994 are $50 million and for the years 1995 through 1998 are $258 million, $871 million, $245 million and $396 million, respectively.

Environmental Legal Proceeding

As previously reported, the company is a defendant in a class action which originally sought $500 million in damages allegedly resulting from the purported discharge of hazardous substances, including dioxin, from the company's Pensacola, Florida, mill into Eleven Mile Creek, which flows into Perdido Bay. In February 1994 the plaintiffs reduced their demand to not more than $50,000 for each class member. It is anticipated that the class, which was certified by the court in June 1994, will consist of approximately 2,000 members.

                          PART II.  OTHER INFORMATION
                          ---------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1.  Legal Proceedings.
- ---------------------------

As most recently reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, on November 9, 1992, an action was brought against the company in the Circuit Court for Baldwin County, Alabama, on behalf of a class consisting of all persons who own land along Perdido Bay in Florida and Alabama. The action originally sought $500 million in compensatory and punitive damages for personal injury, intentional infliction of emotional distress and diminution in property value allegedly resulting from the purported discharge of hazardous substances, including dioxin, from the company's Pensacola, Florida, mill into Eleven Mile Creek, which flows into Perdido Bay. However, in February 1994, the plaintiffs reduced their demand to not more than $50,000 for each class member, and in June 1994, the personal injury claims were dismissed. It is anticipated that the class, which was certified by the court in June 1994, will consist of approximately 2,000 members. The parties currently are engaged in discovery.


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

(a)        The Annual Meeting of Shareholders of the company was held on May
           19, 1994.

(b)        N/A

(c) (i) Five nominees were elected to the Board of Directors at the 1994 Annual Meeting.

           L. C. Heist - 86,464,911 votes were cast in favor of his election and 1,406,181 votes were withheld.

           H. Barclay Morley - 86,444,375 votes were cast in favor of his election and 1,426,717 votes were withheld.

           Walter V. Shipley - 86,491,148 votes were cast in favor of his election and 1,379,944 votes were withheld.

           James S. Tisch - 87,036,128 votes were cast in favor of his election and 834,964 votes were withheld.

           Richard E. Walton - 86,488,636 votes were cast in favor of his election and 1,382,455 votes were withheld.

    (ii)   The shareholders approved the appointment of Arthur Andersen & Co.
           as the company's auditors for 1994. There were 87,368,514 votes cast in favor of the proposal, 135,856 votes cast against the proposal and 366,722 abstentions.

    (iii) The shareholders rejected a shareholder proposal concerning a non-executive chairperson. There were 11,860,620 votes cast in favor of the proposal, 68,781,780 votes cast against the proposal, 2,072,627 abstentions and 5,156,065 broker non-votes.

(d)        N/A

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(a)      See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated July 18, 1994 reporting the issuance of a press release announcing certain unaudited consolidated financial results of the company for the three months and six months ended June 30, 1994, with the consolidated statement of income for the three months and six months ended June 30, 1994 and June 30, 1993 and consolidated balance sheet as of June 30, 1994 and December 31, 1993 as exhibits thereto.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.




                                              Champion International Corporation
                                              ----------------------------------
                                                          (Registrant)




Date:      August 9, 1994                               John M. Nimons
- ----------------------------------            ----------------------------------
                                                          (Signature)

                                               John M. Nimons
                                               Vice President and Controller





Date:      August 9, 1994                              Kenwood C. Nichols
- ----------------------------------            ----------------------------------
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


11 - Calculation of Primary Earnings Per Common Share and Fully Diluted Earnings per Common Share (unaudited).

CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES                   EXHIBIT 11

          Calculation of Primary Earnings (Loss) Per Common Share and Fully Diluted Earnings (Loss) Per Common Share (unaudited)
                       (in thousands, except per share)

                                                                     Six Months Ended                Three Months Ended
                                                              --------------------------------   -----------------------------
                                                                          June 30,                         June 30,
                                                              --------------------------------   -----------------------------
                                                                     1994            1993             1994            1993
                                                              ---------------   --------------   -------------   -------------
Primary earnings (loss) per common share:
  Net Income (Loss)                                           $       (62,084)  $      (57,929)  $     (31,098)  $     (22,342)
  Dividends on Preference Shares                                       13,875           13,875           6,938           6,938
                                                              ---------------   --------------   -------------   -------------
  Net Income (Loss) Applicable to Common Stock                $       (75,959)  $      (71,804)  $     (38,036)  $     (29,280)
                                                              ===============   ==============   =============   =============

  Average number of common shares outstanding                          92,962           92,731          92,977          92,769
                                                              ===============   ==============   =============   =============

  Per share                                                   $          (.82)  $         (.77)  $        (.41)  $        (.31)
                                                              ===============   ==============   =============   =============

Fully diluted earnings (loss) per common share:
  Net Income (Loss) Applicable to Common Stock                $       (75,959)  $      (71,804)  $     (38,036)  $     (29,280)

  Add income effect, assuming conversion of
   dilutive convertible securities                                        ---              ---             ---             ---
                                                              ---------------   --------------   -------------   -------------

  Net income (loss) on a fully diluted basis                  $       (75,959)  $      (71,804)  $     (38,036)  $     (29,280)
                                                              ---------------   --------------   -------------   -------------

  Average number of common shares outstanding                          92,962           92,731          92,977          92,769

  Add common share effect, assuming conversion
   of dilutive convertible securities                                     ---              ---             ---             ---
                                                              ---------------   --------------   -------------   -------------
  Average number of common shares outstanding on
   a fully diluted basis                                               92,962           92,731          92,977          92,769
                                                              ===============   ==============   =============   =============

  Per share                                                   $          (.82)  $         (.77)  $        (.41)  $        (.31)
                                                              ===============   ==============   =============   =============

NOTE:

(1) The computation of fully diluted earnings per common share assumes that the average number of common shares outstanding during the period is increased by the conversion of securities having a dilutive effect, and that net income applicable to common stock is increased by dividends and after-tax interest on such securities.