Form 10-Q
period 1994-09-30
CHAMPION INTERNATIONAL CORP
filed 1994-11-14
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the quarterly period ended         September 30, 1994
                                      ----------------------------------


                                      OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ----------------------------------

Commission File Number                              1-3053
                                      ----------------------------------

                      Champion International Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         New York                                    13-1427390
- -------------------------------------    ---------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization

               One Champion Plaza, Stamford, Connecticut   06921
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                 Outstanding at October 31, 1994
- ----------------------------                     -------------------------------
Common stock, $.50 par value                                93,283,202

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.
- ------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)



                                                  Nine Months Ended        Three Months Ended
                                               -----------------------   -----------------------
                                                    September 30,             September 30,
                                               ----------   ----------   ----------   ----------
                                                  1994         1993         1994         1993
                                               ----------   ----------   ----------   ----------
Net Sales                                      $3,852,818   $3,768,606   $1,384,740   $1,245,331
Cost of products sold                           3,527,095    3,503,675    1,222,911    1,176,639
Selling, general and administrative expenses      223,719      217,735       80,806       66,803
                                               ----------   ----------   ----------   ----------
Income From Operations                            102,004       47,196       81,023        1,889

Interest and debt expense                         175,601      162,472       60,173       54,596
Other (income) expense - net                      (19,392)      17,552      (11,004)      (3,888)
                                               ----------   ----------   ----------   ----------
Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Change           (54,205)    (132,828)      31,854      (48,819)

Income Taxes (Benefit) (Note 2)                   (15,238)     (28,938)       8,737        4,665
                                               ----------   ----------   ----------   ----------

Income (Loss) Before Cumulative Effect of
 Accounting Change                                (38,967)    (103,890)      23,117      (53,484)

Cumulative Effect of Accounting Change,
 Net of Taxes (Note 3)                                ---       (7,523)         ---          ---
                                               ----------   ----------   ----------   ----------

Net Income (Loss)                              $  (38,967)  $ (111,413)  $   23,117   $  (53,484)
                                               ==========   ==========   ==========   ==========

Dividends on Preference Stock                      20,813       20,813        6,938        6,938
                                               ==========   ==========   ==========   ==========

Net Income (Loss) Applicable to Common Stock   $  (59,780)  $ (132,226)  $   16,179   $  (60,422)
                                               ==========   ==========   ==========   ==========

Average Number of Common Shares Outstanding        92,990       92,765       93,046       92,834
                                               ==========   ==========   ==========   ==========

Earnings (Loss) Per Common Share
 (Exhibit 11):
  Income (Loss) Before Cumulative Effect
   of Accounting Change                        $     (.64)  $    (1.34)  $      .18   $     (.65)
                                               ==========   ==========   ==========   ==========

  Cumulative Effect of Accounting Change       $      ---   $     (.08)  $      ---   $      ---
                                               ==========   ==========   ==========   ==========

  Net Income (Loss)                            $     (.64)  $    (1.42)  $      .18   $     (.65)
                                               ==========   ==========   ==========   ==========

  Cash dividends declared                      $      .15   $      .15   $      .05   $      .05
                                               ==========   ==========   ==========   ==========

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)


                                                     September 30,  December 31,
                                                        1994           1993
                                                     (unaudited)
                                                     -------------  ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                          $    84,285    $    55,653
  Short-term investments                                   6,677          7,197
  Receivables - net                                      534,564        494,426
  Inventories                                            431,885        469,269
  Prepaid expenses                                        30,818         22,818
  Deferred income taxes                                   63,717         65,064
                                                     -----------    -----------
    Total Current Assets                               1,151,946      1,114,427
                                                     -----------    -----------

Timber and timberlands, at cost - less cost of
 timber harvested                                      1,841,385      1,838,550
                                                     -----------    -----------
Property, plant and equipment, at cost                 8,551,506      8,467,756
  Less - Accumulated Depreciation                     (2,916,372)    (2,665,720)
                                                     -----------    -----------
                                                       5,635,134      5,802,036
                                                     -----------    -----------

Other assets and deferred charges                        354,856        387,756
                                                     -----------    -----------
    Total Assets                                     $ 8,983,321    $ 9,142,769
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current installments of long-term debt             $    80,393    $    88,052
  Short-term bank borrowings                              90,617         88,258
  Accounts payable and accrued liabilities               582,664        591,153
  Income taxes                                            21,894          4,841
                                                     -----------    -----------
    Total Current Liabilities                            775,568        772,304
                                                     -----------    -----------

Long-term debt                                         3,246,806      3,316,165
                                                     -----------    -----------
Other liabilities                                        684,784        672,788
                                                     -----------    -----------
Deferred income taxes                                  1,030,463      1,077,234
                                                     -----------    -----------
Minority interest in subsidiaries                         63,210         54,160
                                                     -----------    -----------
Preference stock, $1.00 par value, $92.50 cumulative
 convertible series; 300,000 shares issued and
 outstanding (redeemable for $300,000)                   300,000        300,000
                                                     -----------    -----------

Shareholders' Equity:
  Preference stock, no series, 8,231,431 shares
   authorized but unissued                                   ---            ---
  Capital Shares:
    Common (93,212,997 and 93,026,400 shares
     outstanding at September 30, 1994 and
     December 31, 1993, respectively)                     48,353         48,184
    Capital Surplus                                    1,172,833      1,163,555
  Retained Earnings                                    1,787,804      1,861,535
                                                     -----------    -----------
                                                       3,008,990      3,073,274
  Treasury shares, at cost                              (100,308)      (100,233)
  Cumulative translation adjustment                      (26,192)       (22,923)
                                                     -----------    -----------
    Total Shareholders' Equity                         2,882,490      2,950,118
                                                     -----------    -----------
      Total Liabilities and Shareholders' Equity     $ 8,983,321    $ 9,142,769
                                                     ===========    ===========

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)


                                                            Nine Months Ended
                                                         ----------------------
                                                              September 30,
                                                         ----------------------
                                                            1994         1993
                                                         ---------    ---------
Cash flows from operating activities:
Net Income (Loss)                                        $ (38,967)   $(111,413)

Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Cumulative effect of accounting change                       ---        7,523
  Depreciation expense                                     279,969      267,315
  Cost of timber harvested                                  56,895       58,606
  (Increase)/decrease in receivables                       (40,948)     (36,751)
  (Increase)/decrease in inventories                        35,881      (42,237)
  (Increase)/decrease in prepaid expenses                   (8,129)      (7,341)
  Increase/(decrease) in accounts payable and
   accrued liabilities                                      (7,478)       3,093
  Increase/(decrease) in income taxes                       17,121       (3,780)
  Increase/(decrease) in other liabilities                   8,079       (4,156)
  Increase/(decrease) in deferred  income taxes            (44,019)     (37,515)
  All other - net                                           48,783        8,303
                                                         ---------    ---------
Net cash provided by operating activities                  307,187      101,647
                                                         ---------    ---------

Cash flows from investing activities:
  Expenditures for property, plant and equipment          (133,946)    (387,940)
  Timber and timberlands expenditures                      (75,797)     (84,814)
  Purchase of investments                                  (28,859)    (116,454)
  Proceeds from redemption of investments                   30,216       94,100
  Proceeds from sales of property, plant and equipment
   and timber and timberlands                               32,387       14,084
  All other - net                                           (2,030)     (15,370)
                                                         ---------    ---------
Net cash (used in) investing activities                   (178,029)    (496,394)
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                 399,702    1,200,351
  Payments of current installments of long-term debt
   and long-term debt                                     (475,555)    (778,624)
  Cash dividends paid                                      (34,760)     (34,747)
  All other - net                                           10,087        2,109
                                                         ---------    ---------
Net cash provided by (used in) financing activities       (100,526)     389,089
                                                         ---------    ---------

Increase/(decrease) in cash and cash equivalents            28,632       (5,658)

Cash and Cash Equivalents:
Beginning of period                                         55,653       36,678
                                                         ---------    ---------
End of period                                            $  84,285    $  31,020
                                                         =========    =========

Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of capitalized amounts)                $ 161,445    $ 141,283
    Income taxes (net of refunds)                           (3,016)       7,235


               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                              September 30, 1994



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


Note 3.

Cumulative Effect of Accounting Change for the nine month period ended September 30, 1993 reflects the after-tax effect of adopting, retroactive to January 1, 1993, a new accounting standard for postemployment benefits.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations.
- ----------------------

Results of Operations
- ---------------------

Summary

The company reported net income in the third quarter of 1994 of $23 million or 18 cents per share, compared to last year's third quarter loss of $53 million or 65 cents per share and last quarter's loss of $31 million or 41 cents per share. Excluding a non-recurring, tax-related charge discussed below, last year's third quarter loss was $30 million or 40 cents per share.

Operating income of $81 million increased from $2 million a year ago and $4 million last quarter. Third quarter results reflected a significant improvement in the company's paper segment due primarily to substantial price increases for uncoated free sheet papers, pulp and newsprint, three of the company's major grades. These price increases were attributable in part to strengthening economies in the United States and in Europe. Operating income for the wood products segment also improved from last year and last quarter due mainly to higher prices for lumber and studs, particularly at the company's Canadian subsidiary, and increased Pacific region timber stumpage sales. General corporate expense was up from last year and last quarter primarily as the result of the impact of a higher stock price on the value of stock appreciation rights.

Although long-term debt declined from last year and last quarter, interest and debt expense increased somewhat, principally reflecting higher interest rates and less capitalization of interest related to capital projects. Other (income) expense - net improved modestly from a year ago and last quarter due in part to currency translation gains recorded by the company's Brazilian subsidiary, Champion Papel e Celulose Ltda., as the result of reduced inflation in Brazil.

The income tax provision for the third quarter of 1994 was favorable compared to last year. In last year's third quarter, the company recorded a non-recurring, non-cash charge of $23 million or 25 cents per share, to reflect the impact on the company's deferred tax liability of changes in corporate income tax rates in the United States and Canada.

For the first nine months, the company reported a loss of $39 million or 64 cents per share, compared to a year-ago loss, excluding the non-recurring charge discussed above and the cumulative effect of an accounting change, of $81 million or $1.09 per share.

Paper Segment

The third quarter income from operations in the company's paper segment was $36 million, compared to losses of $22 million a year ago and $38 million last quarter.

Break-even results for the domestic printing and writing papers business represented a substantial improvement from the operating losses of a year ago and last quarter. Shipments of coated and uncoated free sheet papers increased compared to last year and last quarter. Prices for uncoated free sheet grades were lower than last year. However, prices were higher than last quarter due to increases implemented late in the second quarter and during the third quarter. Additional price increases have been announced for various uncoated grades effective in the fourth quarter. Prices for coated free sheet grades were down from last year and last quarter. Price increases for coated free sheet papers were implemented during the third quarter, the effect of which largely will not be reflected in results until the fourth quarter. Maintenance outages have been scheduled at three of the four domestic printing and writing papers mills in the fourth quarter.

Net income at the Brazilian subsidiary improved from last year and last quarter as the result of higher domestic and export prices and slightly higher shipments. Operating income was up from last quarter but down from last year. The operating income decline from last year was due to the impact of lower inflation on recorded sales prices and was approximately offset by a favorable adjustment to the foreign currency translation gain included in other (income) expense - net, as discussed above. Export prices continued to strengthen early in the fourth quarter. Reflecting stronger overall results at the company's U.S. operations, approximately 27% of the company's consolidated operating income, before general corporate expense, in the first nine months of 1994, was attributable to the Brazilian subsidiary.

The small operating loss for the publication papers business represented a decline from last year's operating profit and was approximately even with last quarter's operating loss. The decline from a year ago was due to lower prices for all paper grades and higher purchased pulp costs. Compared to last quarter, prices for all grades improved slightly, but this was offset by increased costs for purchased pulp. Overall, shipments were higher than last year and last quarter. Price increases for coated free sheet papers went into effect on September 22.

Earnings for the company's U.S. and Canadian market pulp operations represented a significant improvement from the operating loss of a year ago and the small operating profit last quarter. Results reflected the impact of price increases in the second quarter and further price increases that went into effect August
1. An additional price increase was implemented on October 1. Maintenance outages are scheduled for all of the market pulp mills in the fourth quarter.

The operating loss for the newsprint business was a significant improvement from the larger losses of a year ago and last quarter due primarily to higher prices. Shipments declined slightly from last year but increased from last quarter. The company has announced an additional discount reduction effective December 1. Maintenance outages are scheduled at both of the newsprint mills in the fourth quarter.

Earnings for the packaging business were up from a year ago and last quarter due primarily to higher prices for kraft paper and linerboard. The company implemented a price increase for certain grades of linerboard and for kraft paper on October 1.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the Canadian subsidiary, Weldwood of Canada Limited, reported third quarter income from operations of $61 million, up from $32 million a year ago and $56 million last quarter. Higher prices for lumber and studs, particularly at Weldwood, and significantly higher timber stumpage sales in the Pacific region primarily were responsible for the increase in earnings. Results for Weldwood's wood-related operations were adversely affected by increased stumpage costs for wood cut on government-owned timberlands in British Columbia. Lumber and plywood shipments were down from last year due to the fourth quarter 1993 sale of the company's Montana lumber and plywood operations. Compared to last quarter, plywood shipments increased and lumber shipments declined slightly. Timber stumpage sales for the Pacific region are expected to decline in the fourth quarter.

The lumber mill at Klickitat, Washington, which was closed for an indefinite period effective August 1, 1994, was permanently closed on November 6, 1994. The annual capacity of that facility was 85 million board feet.

Labor Contracts

New three year contracts are now in effect at Weldwood's British Columbia coastal wood products operations. Efforts to reach new agreements continue at the other Weldwood facilities where labor contracts have run past their expiration dates: the Hinton, Alberta pulp mill and timberlands operation, the joint venture pulp mill at Quesnel, British Columbia, and six of Weldwood's wood products plants. Each of these facilities presently is operating under the terms of its respective expired contract. Strike authorizations were adopted in August 1994 at five of the six affected wood products locations. The impact on Weldwood and the company of a strike, if any, would depend on which facilities were affected and the duration of any such strike.

Financial Condition
- -------------------

General

The company's current ratio was 1.5 to 1 at September 30, 1994 and at June 30, 1994, as compared to 1.4 to 1 at year-end 1993. Total debt to total capitalization was 44% at September 30, 1994, as compared to 46% at June 30, 1994 and 44% at year-end 1993.

Reflecting improved results and reduced capital spending, in the first nine months of 1994, the company's net cash provided by operating activities exceeded the requirements of its investing activities (principally capital expenditures). The approximate excess was used to pay dividends as well as a portion of the company's long-term debt and to increase cash and cash equivalents. Since year-end 1993, long-term debt has declined by $69 million, and cash and cash equivalents have increased by $29 million. Since June 30, 1994, long-term debt has declined by $109 million, and cash and cash equivalents have remained the same.

In the first nine months of 1993, the company's net cash provided by operating activities was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). The difference was financed through borrowings and the use of cash and cash equivalents. Net borrowings generated cash proceeds of $422 million, and cash and cash equivalents decreased by $6 million, in the first nine months of 1993.

Operating Activities

For the first nine months, net cash provided by operating activities of $307 million increased from $102 million a year ago. The increase was due primarily to a lower net loss, changes in certain components of working capital, including a decrease in inventories, and lower deferrals of start-up costs associated with major capital projects.

Investing Activities

Net cash used in investing activities of $178 million declined from $496 million a year ago, due principally to substantially lower capital expenditures. With the completion of the company's extensive capital improvement program in 1993, the company has reduced capital spending to levels required for routine capital replacements, environmental compliance and incremental improvements.

On November 7, 1994, Weldwood announced that it has agreed to sell its two coastal British Columbia sawmills and related timber-cutting rights to International Forest Products Limited for (Cdn) $140 million plus an additional amount for inventories. The sale, which is subject to provincial government and other regulatory approvals, is expected to close early in 1995. The two sawmills have a combined annual capacity of 185 million board feet of lumber. The agreement does not include approximately 30,000 acres of Weldwood's fee-owned timberlands in coastal British Columbia, which it also is seeking to sell.

Financing Activities

Net cash used in financing activities of $101 million compared with net cash provided by financing activities of $389 million a year ago. Reflecting the improved results and lower capital expenditures discussed above, long-term debt was reduced by $69 million in the first nine months of 1994.

At September 30, 1994, the company had $421 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, down from $606 million at June 30, 1994 and $559 million at year-end 1993. In addition, at September 30, 1994, the company had $165 million of notes outstanding under its U.S. bank lines of credit, up from $145 million at June 30, 1994 and down from $224 million at year-end 1993. Domestically, at September 30, 1994, $421 million of the company's unused bank lines of credit of $850 million support the classification of commercial paper and other short-term obligations as long-term debt.

On August 31, 1994, the company borrowed $88 million through the issuance of long-term tax-exempt bonds. The net proceeds are being applied to the payment of a portion of the costs of the construction of pollution control and solid waste disposal facilities at the company's Pensacola, Florida mill.

The annual principal payment requirements under the terms of all long-term agreements for the period from October 1 through December 31, 1994 are $36 million and for the years 1995 through 1998 are $259 million, $689 million, $242 million and $393 million, respectively.

Environmental Legal Proceedings

There is incorporated by reference herein the information under Item 1. Legal
                                                                -------------
Proceedings in Part II of this report.
- -----------

                          PART II.  OTHER INFORMATION

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings.
- ---------------------------

As most recently reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, on January 4, 1991, a class action was brought against the company in state court in Tennessee. The class consisted of all Tennessee residents who own or lease land around Douglas Lake or along the Pigeon River. Subsequently, the case was transferred to the United States District Court for the Eastern District of Tennessee. While the original complaint sought $5 billion in compensatory and punitive damages, immediately prior to trial the plaintiffs reduced their demand to $367.9 million. The plaintiffs originally claimed damages for both personal injury and property damage, but the personal injury claims were dismissed. The case proceeded to trial on plaintiffs' theory that discharges of hazardous materials, including dioxin, from the company's Canton, North Carolina mill had decreased property values along the river and the lake. The trial began on September 14, 1992 and ended in a mistrial on October 16, 1992, when the jury was unable to reach a unanimous verdict. On May 3, 1993, the court approved a settlement of the action providing for a payment of $6.5 million by the company. On June 1, 1993, the court's approval of the settlement was appealed, and on September 20, 1994 the appeal was dismissed by the United States Court of Appeals for the Sixth Circuit. On October 3, 1994, a motion for rehearing was filed.

As most recently reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, three separate actions were filed against the company and many other corporations, municipalities and individuals in the District Court of Galveston County, Texas by numerous individuals on March 8, 1993, April 20, 1993 and May 13, 1993, respectively. Each of these actions seeks compensatory and punitive damages in excess of $5 billion for personal injury and property damage allegedly resulting from the purported disposal of waste materials, including hazardous substances, into the McGinnis Waste Disposal Site located at Hall's Bayou Ranch. In August 1994, the claims of most of the plaintiffs were settled for an immaterial amount. The company currently anticipates that the remaining claims either will be settled for an immaterial amount or will be dismissed.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(a)   See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated October 13, 1994 reporting the issuance of a press release announcing certain unaudited consolidated financial results of the company for the three months and nine months ended September 30, 1994, with the consolidated statement of income for the three months and nine months ended September 30, 1994 and September 30, 1993 and consolidated balance sheet as of September 30, 1994 and December 31, 1993 as exhibits thereto.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.






                                              Champion International Corporation
                                              ----------------------------------
                                                        (Registrant)




Date:      November 8, 1994                            John M. Nimons
- ------------------------------                ----------------------------------
                                                        (Signature)

                                              John M. Nimons
                                              Vice President and Controller






Date:      November 8, 1994                          Kenwood C. Nichols
- ------------------------------                ----------------------------------
                                                        (Signature)

                                              Kenwood C. Nichols
                                              Vice Chairman

                                 EXHIBIT INDEX


Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

10.1 - Resolutions of the Board of Directors of the company adopted on August 18, 1994 relating to the compensation of directors.

10.2 -   Champion International Corporation Nonqualified Supplemental Savings
         Plan.

11 - Calculation of Primary Earnings Per Common Share and Fully Diluted Earnings Per Common Share (unaudited).

27 -     Financial Data Schedule (unaudited).