Form 10-K405
CHAMPION INTERNATIONAL CORP
filed 1995-03-30
CIK 19150

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994          COMMISSION FILE NO. 1-3053

                      CHAMPION INTERNATIONAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                              13-1427390
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


          ONE CHAMPION PLAZA                            06921
        STAMFORD, CONNECTICUT                        (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 358-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS             ON WHICH REGISTERED
         -------------------           -----------------------
      COMMON STOCK, $.50 PAR VALUE     NEW YORK STOCK EXCHANGE
      4 7/8% CONVERTIBLE SUBORDINATED  NEW YORK STOCK EXCHANGE
       DEBENTURES DUE APRIL 1, 1997
      6 1/2% CONVERTIBLE SUBORDINATED  NEW YORK STOCK EXCHANGE
       DEBENTURES DUE APRIL 15, 2011

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

  THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1995 WAS APPROXIMATELY $4,160,000,000.

  AS OF FEBRUARY 28, 1995, 93,408,849 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

  PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV HEREOF. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS SCHEDULED TO BE HELD ON MAY 18, 1995 ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

   Champion International Corporation was incorporated under the laws of the State of New York on April 28, 1937. References to the "Company" include Champion International Corporation and its subsidiaries at December 31, 1994, unless the context otherwise requires.

   The Company is one of the leading domestic manufacturers of paper for business communications, commercial printing, publications and newspapers. In addition, the Company has significant plywood and lumber manufacturing operations and owns or controls approximately 5,070,000 acres of timberlands in the United States. The Company's Canadian and Brazilian subsidiaries also own or control significant timber resources supporting their operations.

   The Company's business segments are paper and wood products. See Note 14 of Notes to Financial Statements on pages 37 and 38 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (the "Company's 1994 Annual Report"), which Note is incorporated by reference herein, for information concerning the Company's business segments and operations in different geographic areas for 1992, 1993 and 1994.


PAPER

   See the Net Sales table on page 18 of the Company's 1994 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the paper business for 1992, 1993 and 1994.


                          PRINTING AND WRITING PAPERS

   The printing and writing papers business manufactures and sells printing and writing papers, bleached paperboard and pulp. The principal domestic manufacturing properties of this operation consist of integrated pulp and paper mills at Courtland, Alabama; Canton, North Carolina; and Pensacola, Florida; and a paper mill at Hamilton, Ohio. As of December 31, 1994, these mills had an annual capacity of approximately 1,901,000 tons of pulp and 2,058,000 tons of printing and writing papers and bleached paperboard.

   Most of the pulp produced by the printing and writing papers business is used in its own paper mills; approximately 9%, produced at the Pensacola and Courtland mills, was sold in the open market in 1994. A portion of the fiber requirements of this business also is supplied by other Company pulp mills, and approximately 2% of its fiber requirements in 1994 were purchased from third-party suppliers.

   Uncoated papers produced by the printing and writing papers business are used for computer forms, copier paper and envelope papers. Coated papers are used in catalogs, magazines, brochures, labels and annual reports.

   In 1994, 62% of this operation's bleached paperboard production was used by the Company's DairyPak unit, which converts polyethylene-coated paperboard into milk and juice cartons and ovenable packaging. The balance either was sold to independent purchasers, primarily for conversion to cups, or was exported.

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

   The Company leases a printing facility at the Athens, Georgia DairyPak plant until 2015. The lease provides for rental payments over its term sufficient to pay interest on and to retire the industrial development revenue bonds issued to finance the acquisition of that facility. The Company has the option to purchase the facility for a nominal sum at the time the bonds are retired.

   The domestic printing and writing papers business and the publication papers business jointly maintain 15 sales offices in various parts of the United States, as well as an order services office in Hamilton, Ohio, for the sale of their products to direct purchasers and through paper merchants. Certain of these sales offices are shared with the newsprint and kraft operations.

   Champion Papel e Celulose Ltda., a 99%-owned subsidiary ("Champion Papel"), is a major integrated manufacturer of pulp and printing and writing papers in Brazil with net sales to unaffiliated customers of (U.S.) $253,771,000 in 1994. As of December 31, 1994, this mill had an annual capacity of approximately 336,000 tons of pulp and 374,000 tons of paper. In addition to being a leading supplier of printing and writing papers in Brazil, Champion Papel exports a substantial portion of its paper production.


                               PUBLICATION PAPERS

   The publication papers business manufactures and sells coated and uncoated publication papers and pulp. The manufacturing properties of this operation consist of integrated pulp and paper mills at Bucksport, Maine; Deferiet, New York; Quinnesec, Michigan; and Sartell, Minnesota. As of December 31, 1994, these mills had an annual capacity of approximately 826,000 tons of pulp and 1,273,000 tons of publication papers.

   A significant portion of the fiber requirements of the publication papers business is supplied by its own mills. In addition, a portion of its fiber requirements is supplied by other Company pulp mills, and approximately 25% of its fiber requirements in 1994 were purchased from third-party suppliers.

   The Company manufactures pulp for sale in the open market at the Quinnesec mill. In 1994, approximately 65% of the pulp production of this mill, or 244,000 tons, was sold in the open market through the Company's headquarters in Stamford, Connecticut, as well as a sales office in Appleton, Wisconsin. The balance was used in the production of paper at the Quinnesec mill and at the Company's printing and writing papers mills.

   The Company's publication papers are used primarily for consumer magazines, direct mail catalogs, directories, textbooks and coupons. Sales are made to direct purchasers and through paper merchants and brokers from the 15 sales offices jointly maintained by the publication papers operation and the printing and writing papers operation, and from the Hamilton, Ohio order services office.

   The Company leases the building which houses one of the paper machines at the Sartell mill until 2008. Thereafter, the Company has options to renew the lease for five terms of five years each. The Company also has the option to purchase the building at its then-current market value at the end of the initial term in 2008 or at the end of each five-year renewal term.


                                   NEWSPRINT

   The newsprint business manufactures pulp and manufactures and sells newsprint, directory paper and groundwood specialties. The manufacturing properties of this operation consist of integrated pulp and paper mills at Lufkin and Sheldon, Texas. As of December 31, 1994, these mills had an annual capacity of approximately 1,043,000 tons of pulp (which includes 151,000 tons of recycled pulp) and 948,000 tons of newsprint, directory paper and groundwood specialties.

   Virtually all of the newsprint operation's pulp production is used in its own paper mills; approximately 2% was sold in the open market in 1994.

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

   Weldwood of Canada Limited, a Canadian subsidiary in which the Company has approximately 84% ownership ("Weldwood"), manufactures bleached softwood kraft pulp at its mill in Hinton, Alberta, Canada. As of December 31, 1994, this mill had an annual capacity of approximately 424,000 tons. In 1994, approximately 29% of the mill's pulp production was used in the Company's own publication papers and printing and writing papers mills. The balance was sold in the open market through the Company's headquarters in Stamford, Connecticut, a Company sales office in Appleton, Wisconsin and a Weldwood sales office in Bad Homburg, Germany.

   Cariboo Pulp & Paper Company, a joint venture owned equally by Weldwood and Daishowa-Marubeni International Limited, operates a bleached softwood kraft pulp mill in Quesnel, British Columbia, Canada. As of December 31, 1994, this mill had an annual capacity of approximately 340,000 tons. In 1994, approximately 23% of Weldwood's 50% share of the mill's pulp production was used in the Company's own publication papers and printing and writing papers mills. The balance of Weldwood's share was sold in the open market through the Company's headquarters in Stamford, Connecticut, a Company sales office in Appleton, Wisconsin and a Weldwood sales office in Bad Homburg, Germany.

   While certain of the Company's mills purchase pulp in the open market, the Company and Weldwood overall are net sellers of pulp. In 1994, the Company and Weldwood in the aggregate produced approximately 830,000 tons of pulp for sale to unaffiliated purchasers, while the Company used approximately 268,000 tons of pulp purchased from third-party suppliers, resulting in net market pulp of approximately 562,000 tons.


                                     KRAFT

   The Company produces pulp, unbleached linerboard and kraft paper for multiwall and grocery bags at its mill in Roanoke Rapids, North Carolina. As of December 31, 1994, this mill had an annual capacity to produce approximately 495,000 tons of pulp, 403,000 tons of linerboard and 116,000 tons of kraft paper. All of this mill's pulp production is used at the mill. In addition, approximately 8% of its fiber requirements in 1994 were purchased from third-party suppliers. The linerboard and kraft paper produced at the Roanoke Rapids mill are sold to converters through three sales offices, two of which are shared with the printing and writing papers and publication papers operations, and one order services office.


                          PAPER DISTRIBUTION OPERATION

   Nationwide Papers, a unit of the Company, is a distributor of paper and paper products. Its marketing operations are carried out through 29 wholesale warehouse facilities in 18 states. In addition, Nationwide Papers operates a facility which converts rolls of bleached paperboard into sheets for sale primarily to textile, apparel and furniture producers. In 1994, approximately 83% of its sales were attributable to merchandise purchased from numerous manufacturers other than the Company. However, Nationwide Papers is not dependent on any single supplier for such merchandise.

WOOD PRODUCTS

   The Company is a major producer of plywood and lumber. The Company's wood products business is conducted through its domestic wood products operations and through the wood products operations of Weldwood.

   The principal wood products manufacturing facilities operated by the Company and by Weldwood are summarized under Item 2 of this Report. As of December 31, 1994, the Company had approximate annual capacities of 843 million square feet (3/8" basis) of softwood plywood and 416 million board feet of softwood lumber. As of December 31, 1994, Weldwood had approximate annual capacities of 425 million square feet (3/8" basis) of plywood (principally softwood), 762 million board feet of softwood lumber and 160 million square feet (3/8" basis) of waferboard.

   In February 1995, Weldwood sold its two coastal British Columbia sawmills and related timber-cutting rights to International Forest Products Limited for (Cdn) $140,000,000 plus an additional amount for inventories. The two sawmills have a combined annual capacity of 185 million board feet of softwood lumber, which is not included in the capacity information set forth in this section. In addition, Weldwood is negotiating with the Hancock Timber Resource Group to sell approximately 32,000 acres of Weldwood's fee-owned timberlands in coastal British Columbia.

   The Company sells lumber and plywood through four sales offices to wholesalers, dealers, industrial users and retailers. Weldwood sells wood products within Canada through a 50%-owned building materials distribution company which serves all major markets in that country. In addition, Weldwood exports substantial portions of its products directly. In 1994, Weldwood had net sales to unaffiliated customers of (U.S.) $694,104,000, of which (U.S.) $540,924,000 was attributable to the wood products portion of its business.

   See the Net Sales table on page 20 of the Company's 1994 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the wood products business for 1992, 1993 and 1994.


TIMBER PROPERTIES

   The Company owns 4,492,139 acres and controls 578,130 acres of timberlands in the United States. The Company's owned and controlled timberlands contain in the aggregate approximately 17,620,000 cunits (one cunit equals one hundred cubic feet of solid wood) of merchantable sawtimber and approximately 35,645,000 cunits of pulpwood. In 1994, the Company harvested approximately 33% of its domestic fiber requirements from its owned and controlled timberlands. A portion of the fiber harvested by the Company is sold in the domestic open market and in the export market.

   Broken down by region, the Company's domestic timber acreage and volume are as follows: In the State of Washington, the Company owns 296,995 acres and controls 476 acres of timberlands. These timberlands contain in the aggregate approximately 8,404,000 cunits of merchantable sawtimber and approximately 597,000 cunits of pulpwood. In the South, primarily in Texas, North Carolina, South Carolina, Alabama, Georgia, Florida, Tennessee and Virginia, the Company owns 2,590,015 acres and controls 570,251 acres of timberlands containing in the aggregate approximately 4,968,000 cunits of merchantable sawtimber and approximately 20,483,000 cunits of pulpwood. The Company owns 1,605,129 acres and controls 7,403 acres of timberlands in the North, primarily in Maine, Michigan, New Hampshire, New York and Vermont. These timberlands contain in the aggregate approximately 4,248,000 cunits of merchantable sawtimber and approximately 14,565,000 cunits of pulpwood.

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

   Supplementing the Company's domestic timberlands are its several seed orchards and nursery operations. These facilities will enable the Company to produce most of the trees which it plans to plant in the United States in the future, including the approximately 61 million trees planned for planting in 1995.

   Weldwood obtains raw materials for its wood products manufacturing operations primarily from sustained-yield, long-term licenses which grant cutting rights on government-owned timberlands and from long-term agreements with other companies based on their harvesting licenses. Weldwood has rights to harvest approximately 573,000 cunits of merchantable sawtimber from long-term licenses annually and, during the balance of the current terms of such licenses, has rights to harvest an aggregate of approximately 8,026,000 cunits. In addition, Weldwood has rights to obtain approximately 129,000 cunits of merchantable sawtimber on an annual basis from supply agreements with other companies. Weldwood believes that these sources will provide a substantial portion of the raw materials required by its wood products manufacturing operations for the foreseeable future, with the balance to be obtained from other third-party suppliers. The timber volume information set forth in this paragraph does not include the timber-cutting rights sold by Weldwood in February 1995 or the approximately 32,000 acres of fee-owned timberlands which Weldwood is negotiating to sell, as discussed above in the section captioned Wood Products.

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

   Champion Papel owns or controls 228,524 acres of timberlands in Brazil, which are not in or near the Amazon Basin.

   Certain of the Company's land holdings have a value substantially in excess of that of land primarily used for fiber supply purposes. The Company has sold or contributed to its wholly owned real estate subsidiaries, net of land repurchased by the Company, an aggregate of approximately 230,000 acres of such land. These subsidiaries have sold approximately 175,600 acres, of which approximately 10,100 acres were sold during 1994, for residential, recreational, commercial or industrial purposes. The balance is being held for similar sale or long-term appreciation. A substantial portion of the land held by the Company's real estate subsidiaries is located near Houston, Texas and Jacksonville, Florida.


MINERAL, OIL AND GAS RESOURCES

   The Company owns or controls various mineral, oil and gas rights with respect to approximately half of the timberlands owned or controlled by the Company in the United States. The Company has conducted a general review of its domestic mineral, oil and gas rights and presently is not aware of any significant reserves or deposits except as discussed below.

   The Company has oil and gas interests in fields located in Florida, Alabama, Texas, Louisiana and Mississippi. Drilling operations are conducted by others pursuant to leases and other agreements with the Company. The Company estimates that proved reserves attributable to the Company's interests in such fields aggregate approximately 1,216,000 barrels of oil and 4,244,000 Mcf (thousand cubic feet) of natural gas as of December 31, 1994. The Company's share of production from such fields was approximately 489,000 barrels of oil, 1,524,000 Mcf of natural gas and 2,031,000 gallons of gas products in 1994.

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


CAPITAL PROGRAM

   With the completion of the Company's extensive capital improvement program in 1993, capital spending has been reduced to levels required for routine capital replacements, environmental compliance and incremental improvements. The Company presently anticipates that capital spending will be approximately $390 million in 1995.


COMPETITION

   The markets in which the Company sells its products are highly competitive. The Company faces numerous competitors within the forest products industry in each of its major markets and also competes with suppliers of milk and juice cartons and kraft paper substitutes made from plastics. Competition in all markets is based primarily on price. The Company is one of the largest domestic producers and suppliers of printing and writing papers, publication papers, newsprint, lumber, plywood, milk and juice cartons, and hardwood market pulp. Weldwood is the largest producer of plywood and one of the largest producers of lumber and softwood market pulp in Canada. Champion Papel is one of the largest producers and suppliers of printing and writing papers in Brazil.


FOREIGN OPERATIONS

   Net sales to unaffiliated customers by the Company's foreign subsidiaries for 1994 were (U.S.) $947,875,000, accounting for 17.8% of consolidated net sales of the Company. Income from operations of the foreign subsidiaries for 1994 was (U.S.) $188,027,000 which, reflecting the weak overall results of the Company's domestic operations, accounted for 70.7% of the consolidated income from operations of the Company. Net income (after minority interest) of the foreign subsidiaries for 1994 was (U.S.) $132,088,000, which accounted for all of the consolidated income of the Company.

   The major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. The Company believes that the risks associated with its foreign operations are somewhat greater than those associated with its domestic operations. Weldwood exports substantial portions of its products and, as a result, is affected significantly by currency fluctuations. Champion Papel, the Company's Brazilian subsidiary, is subject to that country's continuing inflation and currency fluctuations, which have moderated as the result of various governmental actions in the last year. Tight monetary and fiscal policies, including high interest rates, imposed in recent years in an attempt to control Brazil's high inflation rate, remain in effect. (See Note 14 of Notes to Financial Statements on page 38 of the Company's 1994 Annual Report, which Note is incorporated by reference herein, for further information as to foreign operations.)

EMPLOYEES

   The Company had 24,615 employees at December 31, 1994. Of these, 18,220 were domestic employees, 54% of whom were covered by contracts with labor unions. Overall, 63% of the Company's employees were covered by contracts with labor unions.

   Union contracts covering domestic operations will expire as follows: 1995 - the Bucksport, Maine and Sartell, Minnesota publication papers mills, and the Courtland, Alabama printing and writing papers mill; 1996 - the Pensacola, Florida printing and writing papers mill; 1997 - the Florida, Maine and Georgia wood products operations; 1998 - the Deferiet, New York publication papers mill and the Canton, North Carolina and Hamilton, Ohio printing and writing papers mills; 1999 - the Roanoke Rapids, North Carolina kraft mill and the Lufkin and Sheldon, Texas newsprint mills.

   The Quinnesec, Michigan publication papers mill is a non-union facility.

   At Weldwood, union contracts covering the Hinton, Alberta pulp mill and timberlands operation and the joint venture pulp mill at Quesnel, British Columbia expired in 1994. These facilities presently are operating under the terms of their respective expired contracts while efforts to reach settlements continue. Union contracts covering all of the wood products facilities except the Longlac, Ontario plants and the Hinton timberlands operation will expire in 1997. The union contract covering the waferboard plant and specialty hardwood plywood plant in Longlac will expire in 1996.

   The union contract which covers the paper industry in Brazil, including Champion Papel, is renegotiated each year.


THE ENVIRONMENT

   For information regarding environmental capital expenditures, hazardous substance cleanup, environmental legal proceedings and other environmental matters affecting the Company, see Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in Item 7 of this Report from the Company's 1994 Annual Report.


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


ITEM 2.  PROPERTIES

   In 1994, the overall operating rate for the Company's domestic and foreign manufacturing facilities exceeded 99% of capacity in the paper segment, 88% of capacity for lumber and studs, and 97% of capacity for panelboard (plywood and waferboard). Production curtailments in the Company's paper segment were attributable primarily to scheduled maintenance. Production curtailments in the wood products segment were attributable primarily to log supply shortages resulting from the scarcity of timber and scheduled modernization projects.

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

   (d) The Company operates five plants which convert polyethylene-coated paperboard into milk and juice cartons and one plant which converts polyethylene-coated paperboard into ovenable packaging. All of these plants are located in the United States./2/


                               PUBLICATION PAPERS

   (e)  Integrated pulp and publication papers mills:

      (i)    Bucksport, Maine;
      (ii)   Deferiet, New York;
      (iii)  Quinnesec, Michigan; and
      (iv)   Sartell, Minnesota/3/.


                                   NEWSPRINT

   (f)  Integrated pulp and newsprint mills:

      (i)    Lufkin, Texas; and
      (ii)   Sheldon, Texas.


                                      PULP

   (g) The Company's printing and writing papers mills in Pensacola, Florida and Courtland, Alabama and publication papers mill in Quinnesec, Michigan also produce market pulp.

_________________________

/1/For Courtland, Alabama mill lease information, see Item 1 - Paper of this Report.
/2/For lease information regarding one of these plants, located in Athens, Georgia, see Item 1 - Paper of this Report.
/3/For Sartell, Minnesota mill lease information, see Item 1 - Paper of this Report.

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

   (c)  The Company operates five softwood lumber mills in the United States.

   (d) Weldwood operates three softwood lumber mills in Canada. One of these mills is located on leased land.

   (e) Each of Babine Forest Products Company and Houston Forest Products Company, joint ventures in which Weldwood has an interest, operates a mill for the production of softwood lumber in Canada. One of these mills is located on leased land.

   (f)  Weldwood operates one waferboard plant in Canada.


ITEM 3.  LEGAL PROCEEDINGS

   On January 4, 1991, a class action was brought against the Company in state court in Tennessee. The class consisted of all Tennessee residents who own or lease land around Douglas Lake or along the Pigeon River. Subsequently, the case was transferred to the United States District Court for the Eastern District of Tennessee. While the original complaint sought $5 billion in compensatory and punitive damages, immediately prior to trial the plaintiffs reduced their demand to $367.9 million. The plaintiffs originally claimed damages for both personal injury and property damage, but the personal injury claims were dismissed. The case proceeded to trial on plaintiffs' theory that discharges of hazardous materials, including dioxin, from the Company's Canton, North Carolina mill had decreased property values along the river and the lake. On October 16, 1992, a mistrial was declared when the jury was unable to reach a unanimous verdict. On May 3, 1993, the court approved a settlement of the action providing for the payment of $6.5 million by the Company. On June 1, 1993, the court's approval of the settlement was appealed, and on September 20, 1994, the appeal was dismissed by the United States Court of Appeals for the Sixth Circuit. On November 7, 1994, a motion for rehearing was denied. The time has expired for any further appeal of the court's approval of the settlement and, accordingly, the settlement is final.

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

   In February 1994, the Company received a notice of violation from the Texas Natural Resources Conservation Commission ("TNRCC") alleging unauthorized air emissions from the Company's Sheldon, Texas mill. The notice of violation alleged several violations, all but two of which have been resolved without penalty. With respect to the two remaining alleged violations, it is expected that the TNRCC will seek penalties, although the Company is unable at this time to estimate the amount of penalties which may be sought or finally assessed.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT/1/

   John A. Ball (age 66) is a Senior Vice President of the Company, a position which he has held since March 1983. He has responsibility for corporate and marketing communications, governmental affairs, public affairs and facilities services.

   L. Scott Barnard (age 52) is an Executive Vice President of the Company, a position which he has held since August 1992. He has responsibility for sales and marketing for the printing and writing papers and publication papers businesses. From February 1989 to August 1992, he was Vice President-Sales and Marketing for the printing and writing papers and publication papers businesses.

   William H. Burchfield (age 59) is an Executive Vice President of the Company, a position which he has held since November 1982. He has responsibility for the domestic printing and writing papers business.

   Mark V. Childers (age 42) is Senior Vice President-Organizational Development and Human Resources of the Company, a position which he has held since August 1992. From June 1991 to August 1992, he was Vice President-Organizational Development Project of the Company. From August 1988 to June 1991, he was Manager-Organizational Development at the Lufkin, Texas mill.

   Richard J. Diforio, Jr. (age 59) is a Senior Vice President of the Company, a position which he has held since November 1992. He has responsibility for environmental, health and safety affairs. From September 1990 to November 1992, he was Vice President-Environment, Health and Safety of the Company. From September 1986 to September 1990, he was Vice President-Environmental Affairs of the Company.

   Joe K. Donald (age 52) is an Executive Vice President of the Company, a position which he has held since August 1989. He has responsibility for the publication papers business.

   Mark A. Fuller, Jr. (age 62) is an Executive Vice President of the Company, a position which he has held since August 1980. He has responsibility for the Company's overall marketing program as well as for Nationwide Papers, Champion Export, pulp sales, and sales of wood chemicals and by-products.

_______________________________

/1/The term of office for each executive officer expires at the Annual Meeting of the Board of Directors of the Company scheduled to be held on May 18, 1995.

   Marvin H. Ginsky (age 64) is Senior Vice President and General Counsel of the Company. He was elected a Senior Vice President in May 1981. He has been the General Counsel since 1973.

   L.C. Heist (age 63) is President and Chief Operating Officer and a director of the Company, positions which he has held since December 1987.

   Frank Kneisel (age 57) was elected Senior Vice President-Finance effective January 1, 1995. He had been Treasurer since 1975 and a Vice President since 1981.

   Burton G. MacArthur, Jr. (age 48) is an Executive Vice President of the Company, a position which he has held since January 1990. He has responsibility for the newsprint and kraft operations.

   Kenwood C. Nichols (age 55) is Vice Chairman and a director of the Company, positions which he has held since August 1989. He has been the principal accounting officer of the Company since July 1983. He also has responsibility for internal audit, corporate analysis, tax affairs, management information services, mineral resources, corporate security and the Company's real estate subsidiaries.

   Richard E. Olson (age 57) is an Executive Vice President of the Company, a position which he has held since December 1987. He has responsibility for engineering, technology, manufacturing support and major projects.

   Richard L. Porterfield (age 48) is an Executive Vice President of the Company, a position which he has held since August 1992. He heads the forest products unit, which consists of domestic timberlands operations and the domestic wood products business. From January 1990 to August 1992, he was Senior Vice President-Organizational Development and Human Resources of the Company.

   Andrew C. Sigler (age 63) is Chairman of the Board of Directors and Chief Executive Officer of the Company. He was elected Chairman of the Board effective January 1, 1979. He has served as Chief Executive Officer since 1974 and has been a director since 1973.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company had 21,936 record holders of its Common Stock as of February 28, 1995.

   The Company's Common Stock is traded on the New York Stock Exchange.

   Restrictions on the ability of the Company to pay cash dividends are included in several of the Company's debt instruments and the Company's Restated Certificate of Incorporation. At December 31, 1994, the most restrictive of these limitations required the Company to maintain tangible net worth (as defined below) of at least $2.770 billion. As a result of this requirement, such amount is unavailable for the payment of dividends. Approximately $464 million of tangible net worth at December 31, 1994 was free of such restrictions. Tangible net worth is defined as shareholders' equity plus the Company's $92.50 Cumulative Convertible Preference Stock minus goodwill, unamortized debt discount and other like intangibles, all determined on a consolidated basis for the Company.

   For information concerning the high and low sales prices of the Company's Common Stock for each quarterly period during the last two years and the amount of dividends paid on the Company's Common Stock in each quarterly period during the last two years, see the section on the inside back cover of the Company's 1994 Annual Report captioned Common Stock Prices and Dividends Paid. Said section is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

   There is incorporated by reference herein the table on pages 48 and 49 of the Company's 1994 Annual Report captioned Eleven-Year Selected Financial Data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   There is incorporated by reference herein the section on pages 42 to 47 of the Company's 1994 Annual Report captioned Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   There is incorporated by reference herein the sections of the Company's 1994 Annual Report captioned Consolidated Income, Consolidated Retained Earnings, Consolidated Balance Sheet, Consolidated Cash Flows, Notes to Financial Statements and Report of Independent Public Accountants, which sections are on pages 23, 24, 25, 26, 27 to 40, and 41, respectively, of the Company's 1994 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the section captioned Executive Officers of the Registrant under Part I of this Report for information concerning the Company's executive officers.

   For information concerning the directors of the Company, see the sections therein captioned The Board of Directors-The Nominees, Information on the Nominees and Directors, and Committees in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 1995. Said sections are incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 1995 the sections therein captioned The Board of Directors-Directors' Compensation; and Executive Compensation-Summary Compensation Table, Option/SAR Grant Table, Option/SAR Exercise and Year-End Values Table, Pension Plan Table, and Employment and Severance Agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 1995 the sections therein captioned Principal Shareholders and Stock Ownership by Nominees, Directors and Named Executive Officers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 1995 the section therein captioned Transactions.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Champion International Corporation and Subsidiaries, Notes to Financial Statements, and Report of Independent Public Accountants are incorporated by reference herein from the Company's 1994 Annual Report:

                                                      CAPTION IN COMPANY'S
             DESCRIPTION                       1994 ANNUAL REPORT (PAGE NUMBER)
---------------------------                    --------------------------------

Consolidated Statements of Income for
each of the three years in the period
ended December 31, 1994...........................Consolidated Income (page 23)

Consolidated Statements of Retained
Earnings for each of the three years
in the period ended December 31, 1994...Consolidated Retained Earnings (page 24)

Consolidated Balance Sheets at
December 31, 1994 and 1993..................Consolidated Balance Sheet (page 25)

Consolidated Statements of Cash Flows
for each of the three years in the
period ended December 31, 1994.................Consolidated Cash Flows (page 26)

Notes to Financial Statements.....Notes to Financial Statements (pages 27 to 40)

Report of Independent Public
Accountants with respect to the
financial statements listed above......Report of Independent Public Accountants
                                       (page 41)

     (b)  FINANCIAL STATEMENT SCHEDULES.   All Financial Statement Schedules
have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements or Notes to Financial Statements listed under section (a) of this Item 14.

     (c) EXHIBITS. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.33, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.

EXHIBIT NUMBER                         DESCRIPTION
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

   3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

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

  +10.3 Champion International Corporation Management Incentive Program, as amended, consisting of the Amended 1976 Incentive Stock Option Plan and the Contingent Compensation Plan (filed by incorporation by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission Registration No. 2-77129).

  +10.4 Resolutions of the Board of Directors of the Company adopted on August 16, 1984 amending the Amended 1976 Incentive Stock Option Plan (filed by incorporation by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-14, Commission Registration No. 2-94030).

  +10.5 Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

 *+10.6 Amendment dated as of January 1, 1994 to Champion International Corporation Supplemental Retirement Income Plan.

  +10.7 Champion International Corporation Nonqualified Supplemental Savings Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

  +10.8 Supplemental Retirement and Death Payments Agreement dated as of August 1, 1964, as amended by letter agreement dated January 9, 1965, between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

  +10.9 Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987, providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.10 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 19.2 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.11 Amendment dated as of April 21, 1988 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.12 Amendment dated as of August 18, 1988 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.13 Amendment dated as of August 18, 1988 to Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.14 Amendment dated as of September 19, 1991 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  *+10.15 Amendment dated as of November 17, 1994 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987.

  *+10.16 Agreement dated November 17, 1994 between the Company and Mr. Sigler relating to post-employment consulting services.

  +10.17 Agreement dated as of August 18, 1988 between the Company and Mr. Heist providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit
               10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.18 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Heist providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.19 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Heist (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.20 Agreement dated as of October 18, 1990 between the Company and Mr. Nichols providing certain employment, severance and retirement arrangements (filed by incorporation by

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

               reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.21 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Nichols providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.22 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.23 Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.24 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Burchfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.25 Amendment dated as of April 21, 1988 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 19.5 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.26 Amendment dated as of September 19, 1991 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.27 Agreement dated as of August 18, 1988 between the Company and Mr. Olson providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.28 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.29 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Olson (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.30 Trust Agreement dated as of February 19, 1987 between the Company and Shawmut Bank Connecticut, N.A. securing certain payments under the contracts listed as Exhibit Numbers 10.9 through 10.29, among others, following a change in control of the Company (filed

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

               by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.31 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Shawmut Bank Connecticut, N.A. (filed by incorporation by reference to Exhibit
               10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.32 Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  *+10.33 Amendment dated as of January 1, 1994 to Champion International Corporation Executive Life Insurance Plan.

   10.34 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   10.35 Resolutions of the Board of Directors of the Company adopted on September 19, 1991 relating to the compensation of directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-3053).

   10.36 Resolutions of the Board of Directors of the Company adopted on August 18, 1994 relating to the compensation of directors (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

   10.37 Retirement Plan for Outside Directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1992, Commission File No. 1-3053).

  *11 Schedule showing calculation of primary earnings per common share and fully diluted earnings per common share.

  *13 Portions of the Company's 1994 Annual Report which are specifically incorporated by reference herein.

  *21          List of significant subsidiaries of the Company.

  *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

  *23.2        Consent of Arthur Andersen LLP.

  *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.

  *27          Financial Data Schedule.

          (d) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K dated October 13, 1994 reporting the issuance of a press release announcing certain unaudited consolidated financial results of the Company for the three months and nine months ended September 30, 1994, with the consolidated statement of income for the three months and nine months ended September 30, 1994 and September 30, 1993 and consolidated balance sheet as of September 30, 1994 and December 31, 1993 as exhibits thereto.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1995.


                                              CHAMPION INTERNATIONAL CORPORATION
                                                         (Registrant)


                                              By        Lawrence A. Fox
                                              ---------------------------------
                                                       (LAWRENCE A. FOX)
                                                   VICE PRESIDENT AND SECRETARY

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

SIGNATURE                   TITLE                           DATE
---------                   -----                           ----

Andrew C. Sigler*         Chairman of the Board,            March 30, 1995
-------------------------  Chief Executive Officer
(ANDREW C. SIGLER)         and Director (Principal
                           Executive Officer)

Kenwood C. Nichols*       Vice Chairman and                 March 30, 1995
-------------------------  Director (Principal
(KENWOOD C. NICHOLS)       Accounting Officer)

Frank Kneisel*            Senior Vice President-            March 30, 1995
-------------------------  Finance (Principal
(FRANK KNEISEL)            Financial Officer)

Robert A. Charpie*        Director                          March 30, 1995
-------------------------
(ROBERT A. CHARPIE)


Alice F. Emerson*         Director                          March 30, 1995
-------------------------
(ALICE F. EMERSON)


Allan E. Gotlieb*         Director                          March 30, 1995
-------------------------
(ALLAN E. GOTLIEB)


L.C. Heist*               Director                          March 30, 1995
-------------------------
(L.C. HEIST)


Sybil C. Mobley*          Director                          March 30, 1995
-------------------------
(SYBIL C. MOBLEY)

SIGNATURE                   TITLE                           DATE
---------                   -----                           ----

                          Director
-------------------------
(H. BARCLAY MORLEY)



Lawrence G. Rawl*         Director                          March 30, 1995
-------------------------
(LAWRENCE G. RAWL)

Walter V. Shipley*        Director                          March 30, 1995
-------------------------
(WALTER V. SHIPLEY)

James S. Tisch*           Director                          March 30, 1995
-------------------------
(JAMES S. TISCH)

Richard E. Walton*        Director                          March 30, 1995
-------------------------
(RICHARD E. WALTON)

John L. Weinberg*         Director                          March 30, 1995
-------------------------
(JOHN L. WEINBERG)

*By Lawrence A. Fox                                         March 30, 1995
    --------------------
   (LAWRENCE A. FOX)



  A POWER OF ATTORNEY AUTHORIZING LAWRENCE A. FOX, MARVIN H. GINSKY AND ANDREW
C. SIGLER AND EACH OF THEM TO SIGN THIS REPORT AND ALL AMENDMENTS HERETO AS ATTORNEYS-IN-FACT FOR OFFICERS AND DIRECTORS OF THE REGISTRANT IS FILED AS
EXHIBIT 24 HERETO.

                                 EXHIBIT INDEX

     Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.33, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.

EXHIBIT NUMBER                         DESCRIPTION
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

  +10.3 Champion International Corporation Management Incentive Program, as amended, consisting of the Amended 1976 Incentive Stock Option Plan and the Contingent Compensation Plan (filed by incorporation by reference to Exhibit 4.3 to the Company's

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

               Registration Statement on Form S-8, Commission Registration No. 2-77129).

  +10.4 Resolutions of the Board of Directors of the Company adopted on August 16, 1984 amending the Amended 1976 Incentive Stock Option Plan (filed by incorporation by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-14, Commission Registration No. 2-94030).

  +10.5 Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

 *+10.6 Amendment dated as of January 1, 1994 to Champion International Corporation Supplemental Retirement Income Plan.

  +10.7 Champion International Corporation Nonqualified Supplemental Savings Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

  +10.8 Supplemental Retirement and Death Payments Agreement dated as of August 1, 1964, as amended by letter agreement dated January 9, 1965, between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.9 Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987, providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.10 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 19.2 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.11 Amendment dated as of April 21, 1988 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.12 Amendment dated as of August 18, 1988 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.13 Amendment dated as of August 18, 1988 to Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.14 Amendment dated as of September 19, 1991 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31,

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

               1991, Commission File No. 1-3053).

  *+10.15 Amendment dated as of November 17, 1994 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987.

  *+10.16 Agreement dated November 17, 1994 between the Company and Mr. Sigler relating to post-employment consulting services.

  +10.17 Agreement dated as of August 18, 1988 between the Company and Mr. Heist providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit
               10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.18 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Heist providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.19 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Heist (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.20 Agreement dated as of October 18, 1990 between the Company and Mr. Nichols providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.21 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Nichols providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.22 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.23 Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.24 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Burchfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.25 Amendment dated as of April 21, 1988 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

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

  +10.27 Agreement dated as of August 18, 1988 between the Company and Mr. Olson providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.28 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.29 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Olson (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.30 Trust Agreement dated as of February 19, 1987 between the Company and Shawmut Bank Connecticut, N.A. securing certain payments under the contracts listed as Exhibit Numbers 10.9 through 10.29, among others, following a change in control of the Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.31 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Shawmut Bank Connecticut, N.A. (filed by incorporation by reference to Exhibit
               10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.32 Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  *+10.33 Amendment dated as of January 1, 1994 to Champion International Corporation Executive Life Insurance Plan.

   10.34 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   10.35 Resolutions of the Board of Directors of the Company adopted on September 19, 1991 relating to the compensation of directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-3053).

   10.36 Resolutions of the Board of Directors of the Company adopted on August 18, 1994 relating to the compensation of directors (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

   10.37 Retirement Plan for Outside Directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1992, Commission File No. 1-3053).

   *11 Schedule showing calculation of primary earnings per common share and fully diluted earnings per common share.

   *13 Portions of the Company's Annual Report which are specifically incorporated by reference herein.

   *21         List of significant subsidiaries of the Company.

   *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

   *23.2       Consent of Arthur Andersen LLP.

   *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.

   *27         Financial Data Schedule.