Form 10-Q
period 1995-03-31
CHAMPION INTERNATIONAL CORP
filed 1995-05-12
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q


(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934


        For the quarterly period ended                  March 31, 1995
                                         ---------------------------------------


                                      OR


[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


        For the transition period from                  to
                                         ---------------------------------------
                                                      1-3053
                                         ---------------------------------------


                      Champion International Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             New York                                    13-1427390
- ------------------------------------      -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.
incorporation or organization)


                One Champion Plaza, Stamford, Connecticut 06921
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 203-358-7000
            -------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X     No
    ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at April 30, 1995
- ------------------------------------      -------------------------------------
     Common stock, $.50 par value                      93,555,068

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements.
- -------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)

                                                    Three Months Ended
                                                  -----------------------
                                                          March 31,
                                                  -----------------------
                                                     1995         1994
                                                  ----------   ----------
Net Sales                                         $1,634,024   $1,226,120

Cost of products sold                              1,276,961    1,142,676
Selling, general and administrative expenses          96,659       66,635
                                                  ----------   ----------
Income From Operations (Note 2)                      260,404       16,809

Interest and debt expense                             59,717       56,537
Other (income) expense - net (Note 3)                (19,776)         240
                                                  ----------   ----------
Income (Loss) Before Income Taxes                    220,463      (39,968)

Income Taxes                                          89,238       (8,982)
                                                  ----------   ----------
Net Income (Loss) (Note 3)                        $  131,225   $  (30,986)
                                                  ==========   ==========
Dividends on Preference Stock                          6,938        6,938
                                                  ==========   ==========
Net Income (Loss) Applicable to Common Stock      $  124,287   $  (37,924)
                                                  ==========   ==========

Average Number of Common Shares Outstanding           93,385       92,946
                                                  ==========   ==========
Earnings (Loss) Per Common Share (Exhibit 11):
  Primary                                         $     1.33   $     (.41)
                                                  ==========   ==========
  Fully Diluted                                   $     1.26   $     (.41)
                                                  ==========   ==========

  Cash dividends declared                         $      .05   $      .05
                                                  ==========   ==========

      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of this statement.

                CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                             (in thousands of dollars)


                                                   March 31, December 31,
                                                     1995        1994
                                                 (unaudited)
                                                 ----------- ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                      $   167,022   $   90,948
  Receivables - net                                  612,258      562,085
  Inventories                                        424,824      441,430
  Prepaid expenses                                    22,657       23,286
  Deferred income taxes                               61,392       61,032
                                                  ----------   ----------
     Total Current Assets                          1,288,153    1,178,781
                                                  ----------   ----------

Timber and timberlands, at cost - less cost of
  timber harvested                                 1,865,004    1,846,823
                                                  ----------   ----------
Property, plant and equipment, at cost             8,582,295    8,579,254
  Less - Accumulated depreciation                 (3,060,855)  (2,976,640)
                                                  ----------   ----------
                                                   5,521,440    5,602,614
                                                  ----------   ----------
Other assets and deferred charges                    322,062      335,410
                                                  ----------   ----------
          Total Assets                            $8,996,659   $8,963,628
                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities;
  Current installments of long-term debt         $   203,235   $  308,922
  Short-term bank borrowings                          96,879       90,184
  Accounts payable and accrued liabilities           582,710      592,033
  Income taxes                                        55,111       43,273
                                                  ----------   ----------
     Total Current Liabilities                       937,935    1,034,412
                                                  ----------   ----------

Long-term debt                                     2,837,423    2,889,252
                                                  ----------   ----------
Other liabilities                                    680,055      670,761
                                                  ----------   ----------
Deferred income taxes                              1,074,707    1,039,927
                                                  ----------   ----------
Minority interest in subsidiaries                     79,962       68,531
                                                  ----------   ----------
Preference stock, $1.00 par value, $92.50
 cumulative convertible series; 300,000
 shares issued and outstanding
 (redeemable for $300,000)                           300,000      300,000
                                                  ----------   ----------

Shareholders' Equity:
Capital Shares:
  Preference stock, no series, 8,231,431 shares
   authorized but unissued                                --           --
  Common (96,962,086 and 96,786,039 shares
   issued at March 31, 1995 and December 31,
   1994, respectively)                                48,481       48,393
  Capital Surplus                                  1,180,052    1,175,008
  Retained Earnings                                1,998,089    1,878,476
                                                  ----------   ----------
                                                   3,226,622    3,101,877
                                                  ----------   ----------
  Treasury shares, at cost                          (100,308)    (100,308)
  Cumulative translation adjustment                  (39,737)     (40,824)
                                                  ----------   ----------
     Total Shareholders' Equity                    3,086,577    2,960,745
                                                  ----------   ----------
          Total Liabilities and Shareholders'
           Equity                                 $8,996,659   $8,963,628
                                                  ==========   ==========


          The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)


                                                     Three Months Ended
                                                   ----------------------
                                                          March 31,
                                                   ----------------------
                                                      1995         1994
                                                   ---------    ---------
Cash flows from operating activities:
Net income (loss)                                  $ 131,225    $ (30,986)

Adjustments to reconcile net income (loss) to
 net cash provided by operations:
 Depreciation expense                                 96,805       90,985
 Cost of timber harvested                             18,644       19,697
 Net gain on sale of assets                          (22,976)        (438)
 (Increase)/decrease in receivables                  (48,116)      (2,925)
 (Increase)/decrease in inventories                  (16,570)     (18,937)
 (Increase)/decrease in prepaid expenses              (4,517)      (5,166)
 Increase/(decrease) in accounts payable and
  accrued liabilities                                (20,541)     (21,540)
 Increase/(decrease) in income taxes                  11,736          821
 Increase/(decrease) in other liabilities             (1,116)      (5,389)
 Increase/(decrease) in deferred income taxes         34,478      (15,787)
 All other - net                                      21,846       14,562
                                                   ---------    ---------
Net cash provided by (used in)
 operating activities                                200,898       24,897
                                                   ---------    ---------
Cash flows from investing activities:
 Expenditures for property, plant and equipment      (56,530)     (42,590)
 Timber and timberlands expenditures                 (42,831)     (18,669)
 Purchase of investments                                  --      (17,169)
 Proceeds from redemption of investments                  --        7,788
 Proceeds from sales of property, plant and
  equipment and timber and timberlands               130,328        4,022
 All other - net                                      (1,729)      (1,052)
                                                   ---------    ---------
Net cash provided by (used in) investing
 activities                                           29,238      (67,670)
                                                   ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt             36,089      202,117
 Payments of current installments of long-term
  debt and long-term debt                           (183,957)    (130,401)
 Cash dividends paid                                 (11,601)     (11,588)
All other - net                                        5,407        2,031
                                                   ---------    ---------
Net cash provided by (used in) financing
 activities                                         (154,062)      62,159
                                                   ---------    ---------
Increase/(decrease) in cash and cash equivalents      76,074       19,386

Cash and Cash Equivalents:
Beginning of period                                   90,948       55,653
                                                   ---------    ---------
End of period                                      $ 167,022    $  75,039
                                                   =========    =========

Supplemental Cash Flow Disclosures:
 Cash paid during the period for:
  Interest (net of capitalized amounts)            $  47,932    $  42,554
  Income taxes (net of refunds)                       41,861        3,910


          The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

             CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                March 31, 1995

Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.


Note 2.

Income from operations for the three months ended March 31, 1995 includes $13 million of non-recurring expenses primarily for the writedown of certain receivables from customers in Mexico and for certain legal contingencies.


Note 3.

Other (income) expense -- net for the three months ended March 31, 1995 includes a $50 million gain from the sale of certain operations in Canada and a charge of $36 million primarily for the writedown of certain U.S. paper and wood products assets.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations.
- ----------------------

Results of Operations
- ---------------------

Overall Quarterly Results

The company reported net income in the first quarter of 1995 of $131 million or $1.26 per share, compared to last year's first quarter loss of $31 million or 41 cents per share and last year's fourth quarter net income of $102 million or $1.02 per share. Excluding non-recurring items, earnings per share were 73 cents in the fourth quarter of last year.


Significant Line Item Changes

Net sales of $1.63 billion improved from $1.47 billion a year ago and $1.23 billion last quarter. Operating income of $260 million increased from $17 million a year ago and $164 million last quarter. These improvements were due principally to higher prices for all of the company's pulp and paper grades, which reflected strong demand attributable to favorable economic conditions in the United States and Europe and, on the supply side, few capacity increases in the industry. The increase in paper segment operating income more than offset the decline in operating income in the wood products segment. General corporate expense was up from last year and last quarter primarily as the result of the impact of a higher stock price on the value of stock appreciation rights.

Long-term debt, including current installments, declined from last year and last quarter. However, interest and debt expense increased slightly from a year ago and last quarter, reflecting higher interest rates and less capitalization of interest related to capital projects.

Other (income) expense - net improved substantially from a year ago principally due to a $50 million gain from the sale by the company's Canadian subsidiary, Weldwood of Canada Limited, of its coastal British Columbia solid wood operations. This gain was partially offset by a charge of $36 million primarily for the writedown of certain U.S. paper and wood products assets. However, other (income) expense -- net declined from last quarter, which included non-recurring income of $34 million.

The income tax provision for the first quarter of 1995 reflected a significantly higher effective tax rate than last year and last quarter as the result of an increase in the proportion of income derived from North American operations and a corresponding decrease from Brazilian operations.


Paper Segment

For the company's paper segment, first quarter operating income was $230 million, compared to a loss of $40 million a year ago and income of $113 million last quarter. Excluding non-recurring expenses primarily for the writedown of certain receivables from customers in Mexico and for certain legal contingencies, first quarter 1995 paper segment operating income was $243 million.

Operating income for the domestic printing and writing papers business improved considerably from the loss a year ago and from last quarter's earnings principally due to higher prices for all coated and uncoated free sheet grades. Shipments increased compared to a year ago but declined slightly from last quarter. Additional price increases for most coated and uncoated grades were effective early in the second quarter. Maintenance outages have been scheduled at three of the four domestic printing and writing papers mills in the second quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., improved from the year-ago and prior quarters, primarily due to higher domestic and export prices. Domestic and export prices continued to strengthen early in the second quarter.

Earnings for the publication papers business improved significantly from the small loss a year ago and from last quarter's operating income. Prices for all publication grades were higher than last year and last quarter, more than offsetting increased purchased pulp costs. Shipments were higher than a year ago and approximately even with last quarter. Additional price increases for most coated grades were effective in April, and additional price increases for certain uncoated grades were effective early in May.

Operating income for the company's U.S. and Canadian market pulp operations represented a considerable improvement from the loss a year ago and the earnings of last quarter. Prices for all pulp grades were significantly higher than last year and last quarter. Shipments were down from a year ago principally due to outages at certain of the company's market pulp mills, but were higher than last quarter. Additional price increases for all grades have been announced for June. Maintenance outages have been scheduled at all of the market pulp mills in the second quarter.

Modest earnings for the newsprint business represented an improvement from the sizeable loss of a year ago and the small loss last quarter principally due to higher prices. Shipments were higher than last year but slightly lower than last quarter. A price increase was effective in early May. Maintenance outages have been scheduled at both of the newsprint papers mills in the second quarter.

Earnings for the packaging business exceeded those of a year ago and last quarter primarily due to higher prices for kraft paper and linerboard. Shipments decreased slightly from last year but were up somewhat from last quarter. Additional price increases for kraft paper and linerboard were effective in April. A maintenance outage has been scheduled at the company's kraft paper and linerboard mill in the second quarter.


Wood Products Segment

The company's wood products segment, which includes the wood-related operations of Weldwood, reported first quarter income from operations of $49 million, down from earnings of $64 million a year ago and $61 million last quarter. Lower prices for lumber and higher wood costs principally were responsible for the decline from last year. The decline from last quarter was due to lower lumber and plywood prices, higher wood costs and reduced Pacific region timber stumpage sales. Shipments of lumber and plywood increased from a year ago and last quarter. Plywood prices improved slightly early in the second quarter, while lumber prices declined.


Labor Contracts

New five year labor contracts were ratified in May at the company's Sartell, Minnesota, and Bucksport, Maine, publication papers mills.

A new three year labor contract is in effect at Weldwood's joint venture pulp mill at Quesnel, British Columbia. Efforts to reach new labor agreements continue at the Hinton, Alberta, pulp mill and timberlands operation, which are presently operating under the terms of their respective expired contracts. Weldwood and the union representing the Hinton timberlands employees have reached agreement on a new contract, which is subject to ratification by the timberlands employees.


Financial Condition
- -------------------

General

The company's current ratio was 1.4 to 1 at March 31, 1995 as compared to 1.1 to 1 at year-end 1994. Total debt to total capitalization was 41% at March 31, 1995 as compared to 43% at year-end 1994.

Reflecting strong earnings and the sale of certain assets, in the first three months of 1995 the company's net cash provided by operating activities and asset sales exceeded the requirements of its investing activities (principally capital expenditures). The approximate excess was used to pay dividends as well as a portion of the company's long-term debt (including current installments) and to increase cash and cash equivalents. Since year-end 1994, long-term debt (including current installments) has declined by $158 million and cash and cash equivalents have increased by $76 million.

In the first three months of 1994, the company's net cash provided by operating activities was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). Borrowings by the company financed the difference and also resulted in an increase in cash and cash equivalents. Net borrowings generated cash proceeds of $72 million in the first quarter of 1994, while cash and cash equivalents increased by $19 million.


Operating Activities

For the first three months, net cash provided by operating activities of $201 million increased from $25 million a year ago. The increase was due primarily to significantly higher earnings and higher deferred income taxes, which more than offset an increase in receivables.


Investing Activities

Net cash provided by investing activities of $29 million compared with net cash used in investing activities of $68 million a year ago. The improvement was due to higher net proceeds from asset sales, principally the sale of Weldwood's coastal British Columbia solid wood operations, which more than offset an increase in capital expenditures.

Weldwood is negotiating with the Hancock Timber Resource Group to sell approximately 32,000 acres of Weldwood's fee-owned timberlands in coastal British Columbia.

During the first quarter of 1995, the company's Brazilian subsidiary entered into several foreign exchange contracts with two banks. Under these contracts, the Brazilian subsidiary pays premiums in order to mitigate the risk associated with the potential devaluation of the Brazilian currency relative to the U.S. dollar with respect to certain of its short-term investments. At March 31, 1995, $43 million of the Brazilian subsidiary's short-term investments were covered by these foreign exchange contracts.


Financing Activities

Net cash used in financing activities of $154 million compared with net cash provided by financing activities of $62 million a year ago. This was primarily due to the reduction of debt this quarter, reflecting the strong earnings and asset sales discussed above, as compared to the increase in debt in the year-ago quarter.

At March 31, 1995, the company had $335 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, down from $382 million at year-end 1994. In addition, at March 31, 1995, the company had $130 million of notes outstanding under its U.S. bank lines of credit, up from $65 million at year-end of 1994. Domestically, at March 31, 1995, $335 million of the company's unused bank lines of credit of $1,070 million supported the classification of commercial paper and other short-term obligations as long-term debt.

The annual principal payment requirements under the terms of all long-term agreements for the period from April 1 through December 31, 1995 are $203 million and for the years 1996 through 1999 are $78 million, $194 million, $385 million and $754 million, respectively.

                          PART II.  OTHER INFORMATION

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES



Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(a)  See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated January 9, 1995 reporting the issuance of a press release announcing certain unaudited consolidated financial results of the company for the three months and twelve months ended December 31, 1994, with the consolidated statement of income for the three months and twelve months ended December 31, 1994 (unaudited) and December 31, 1993 as an exhibit thereto.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.






                                             Champion International Corporation
                                            ------------------------------------
                                                         (Registrant)



Date:       May 12, 1995                                John M. Nimons
- --------------------------------            -----------------------------------
                                                         (Signature)

                                            John M. Nimons
                                            Vice President and Controller






Date:       May 12, 1995                              Kenwood C. Nichols
- --------------------------------            -----------------------------------
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