Form 10-Q
period 1995-06-30
CHAMPION INTERNATIONAL CORP
filed 1995-08-14
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended                June 30, 1995
                                       ---------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                     to
                                        --------------------------------------

Commission File Number                                    1-3053
                                        --------------------------------------

                      Champion International Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New York                              13-1427390
--------------------------------------     -----------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

                One Champion Plaza, Stamford, Connecticut 06921
                -----------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
                -----------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                 Class                         Outstanding at July 31, 1995
--------------------------------------   ---------------------------------------
      Common stock, $.50 par value                     95,227,254

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.
------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)


                                                        Six Months Ended              Three Months Ended
                                                   -------------------------       -------------------------
                                                             June 30,                       June 30,
                                                   -------------------------       -------------------------
                                                         1995       1994               1995         1994
                                                   ------------  -----------       ------------  -----------
Net Sales                                          $  3,390,456  $ 2,468,078       $  1,756,432  $ 1,241,958

Cost of products sold                                 2,587,970    2,304,184          1,311,009    1,161,508
Selling, general and administrative expenses            194,832      142,913             98,173       76,278
                                                   ------------  -----------       ------------  -----------
Income From Operations  (Note 2)                        607,654       20,981            347,250        4,172

Interest and debt expense                               114,528      115,427             54,811       58,890
Other (income) expense - net  (Note 3)                  (31,253)     (8,387)           (11,477)      (8,627)
                                                   ------------   ----------       ------------  -----------
Income (Loss) Before Income Taxes                       524,379      (86,059)           303,916      (46,091)

Income Taxes (Benefit)                                  205,621      (23,975)           116,383      (14,993)
                                                   ------------   ----------       ------------  -----------
Net Income (Loss)                                  $    318,758  $   (62,084)      $    187,533  $   (31,098)
                                                   ============  ===========       ============  ===========
Dividends on Preference Stock                            13,258       13,875             6,321         6,938
                                                   ============  ===========       ============  ===========
Net Income (Loss) Applicable to Common Stock       $    305,500  $   (75,959)      $   181,212   $   (38,036)
                                                   ============  ===========       ============  ===========

Average Number of Common Shares Outstanding              93,536       92,962             93,686       92,977
                                                   ============   ==========       ============  ===========
Earnings (Loss) Per Common Share (Exhibit 11):
        Primary                                    $       3.27  $     (0.82)      $       1.93   $    (0.41)
                                                   ============  ===========       ============  ===========
        Fully Diluted                              $       3.04  $     (0.82)      $       1.79   $    (0.41)
                                                   ============  ===========       ============  ===========

        Cash dividends declared                    $        .10  $       .10       $        .05   $      .05
                                                   ============  ===========       ============  ===========

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)


                                                                      June 30,          December 31,
                                                                        1995               1994
        ASSETS:                                                     (unaudited)
                                                                  -------------       --------------
        Current Assets:
          Cash and cash equivalents                               $    255,608        $     90,948
          Receivables - net                                            673,511             562,085
          Inventories                                                  398,804             441,430
          Prepaid expenses                                              35,268              23,286
          Deferred income taxes                                         61,753              61,032
                                                                  ------------        ------------
           Total Current Assets                                      1,424,944           1,178,781
                                                                  ------------        ------------
        Timber and timberlands, at cost
         - less cost of timber harvested                             1,914,978           1,846,823
                                                                  ------------        ------------
        Property, plant and equipment, at cost                       8,675,882           8,579,254
         Less - Accumulated Depreciation                            (3,177,239)         (2,976,640)
                                                                  ------------        ------------
                                                                     5,498,643           5,602,614
                                                                  ------------        ------------
        Other assets and deferred charges                              315,497             335,410
                                                                  ------------        ------------
            Total Assets                                          $  9,154,062        $  8,963,628
                                                                  ============        ============
        LIABILITIES AND SHAREHOLDERS' EQUITY:
        Current Liabilities:
          Current installments of long-term debt                  $    275,613        $    308,922
          Short-term bank borrowings                                   211,903              90,184
          Accounts payable and accrued liabilities                     596,247             592,033
          Income taxes                                                  89,936              43,273
                                                                  ------------        ------------
            Total Current Liabilities                                1,173,699           1,034,412
                                                                  ------------        ------------
        Long-term debt                                               2,994,790           2,889,252
                                                                  ------------        ------------
        Other liabilities                                              690,022             670,761
                                                                  ------------        ------------
        Deferred income taxes                                        1,108,457           1,039,927
                                                                  ------------        ------------
        Minority interest in subsidiaries                               91,459              68,531
                                                                  ------------        ------------
        Preference stock, $1.00 par value, $92.50 cumulative
         convertible series; 300,000 shares issued and
         outstanding at December 31, 1994 (redeemable
         at maturity for $300,000)  (Note 4)                               ---             300,000
                                                                  ------------        ------------
        Shareholders' Equity:
          Capital Shares:  (Note 4)
           Preference stock, no series designated, 8,231,431
            shares authorized but unissued                                 ---                 ---
           Common (105,442,039 and 96,786,039
            shares issued at June 30, 1995 and
            December 31, 1994, respectively)                            52,721              48,393
           Capital Surplus                                           1,493,516           1,175,008
          Retained Earnings                                          2,174,607           1,878,476
                                                                  ------------        ------------
                                                                     3,720,844           3,101,877
                                                                  ------------        ------------
          Treasury shares, at cost  (Note 4)                          (593,037)           (100,308)
          Cumulative translation adjustment                            (32,172)            (40,824)
                                                                  ------------        ------------
           Total Shareholders' Equity                                3,095,635           2,960,745
                                                                  ------------        ------------
             Total Liabilities and
             Shareholder's Equity                                 $  9,154,062        $  8,963,628
                                                                  ============        ============

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)


                                                           Six Months Ended
                                                        ---------------------
                                                                June 30,
                                                        ---------------------
                                                          1995         1994
                                                        ---------    --------
        Cash flows from operating activities:
        Net income (loss)                               $   318,758  $(62,084)

        Adjustments to reconcile net income
         (loss) to net cash provided by operations:
         Depreciation expense                               193,926   182,747
         Cost of timber harvested                            37,798    36,395
         Net gain on sale of assets                         (36,167)      (85)
         (Increase) decrease in receivables                (110,429)  (22,803)
         (Increase) decrease in inventories                  11,872    17,727
         (Increase) decrease in prepaid expenses            (16,903)   (8,119)
         Increase (decrease) in accounts payable and
           accrued liabilities                               (7,905)  (43,401)
         Increase (decrease) in income taxes                 45,765     7,594
         Increase (decrease) in other liabilities             7,684    (2,894)
         Increase (decrease) in deferred income taxes        64,136   (40,974)
         All other - net                                     53,445    32,133
                                                        -----------   -------
        Net cash provided by operating activities           561,980    96,236
                                                        -----------   -------
        Cash flows from investing activities:
          Expenditures for property, plant and
            equipment                                      (154,089)  (90,534)
          Timber and timberlands expenditures              (119,970)  (36,382)
          Purchase of investments                               ---   (28,859)
          Proceeds from redemption of investments               ---    25,389
          Proceeds from sales of property, plant and
           equipment and timber and timberlands             182,886    14,450
          All other - net                                   (11,489)   (7,541)
                                                        -----------   -------
        Net cash used in investing activities              (102,662) (123,477)
                                                        -----------   -------
        Cash flows from financing activities:
          Proceeds from issuance of long-term debt          276,851   465,906
          Payments of current installments of long-
           term debt and long-term debt                     (80,095) (389,273)
          Cash dividends paid                               (22,596)  (23,177)
          Payments to acquire treasury stock               (492,729)      (75)
          All other - net                                    23,911     2,497
                                                        -----------   -------
        Net cash provided by (used in) financing
          activities                                       (294,658)   55,878
                                                        -----------   -------
        Increase in cash and cash equivalents               164,660    28,637

        Cash and Cash Equivalents:
        Beginning of period                                  90,948    55,653
                                                        -----------  --------
        End of period                                   $   255,608  $ 84,290
                                                        ===========  ========
        Supplemental cash flow disclosures:
          Cash paid during the period for:
            Interest (net of capitalized amounts)         $ 120,043   118,897
            Income taxes (net of refunds)                    91,168     7,823

               The accompanying Notes to Consolidated Financial
               Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 June 30, 1995


Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.


Note 2.

Income from operations for the six months ended June 30, 1995 includes $13 million of non-recurring expenses primarily for the writedown of certain receivables from customers in Mexico and for certain legal contingencies.


Note 3.

Other (income) expense - net for the three months and six months ended June 30, 1995 includes non-recurring gains of $39 million and $89 million, respectively, from the sales of certain operations in Canada and non-recurring charges of $32 million and $68 million, respectively, primarily for the writedown of certain U.S. paper and wood products assets.


Note 4.

On June 22, 1995, the company purchased all 7,894,737 shares of Common Stock that were issued on that date upon conversion of the $92.50 Cumulative Convertible Preference Stock, and on June 30, 1995, the company purchased an additional 2,000,000 shares of Common Stock.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
---------------------

Results of Operations
---------------------

Overall Quarterly Results

The company reported net income in the second quarter of 1995 of $188 million or $1.79 per share, compared to last year's second quarter loss of $31 million or 41 cents per share and last quarter's net income of $131 million or $1.26 per share. Results for the second quarter of 1995 reflected several non-recurring income and expense items, as discussed below, the net effect of which was to add approximately $5 million to net income or 4 cents per share to earnings.

Significant Line Item Changes

Net sales of $1.76 billion improved from $1.24 billion a year ago and $1.63 billion last quarter. Operating income of $347 million increased from $4 million a year ago and $260 million last quarter. These improvements were due principally to higher prices for all of the company's major pulp and paper grades, which reflected strong demand attributable to favorable economic conditions in the United States and Europe and, on the supply side, few capacity increases in the industry. The increase in paper segment operating income more than offset the decline in operating income in the wood products segment. General corporate expense was up from last year and last quarter primarily as the result of the impact of a higher stock price on the value of stock appreciation rights.

Long-term debt, including current installments, declined from last year but increased from the first quarter due to borrowings incurred late in the second quarter to partially finance the purchase for $493 million of 9,894,737 shares of the company's common stock. Interest and debt expense decreased from a year ago and last quarter, reflecting lower average outstanding debt and higher capitalization of interest related to capital projects.

Other (income) expense - net improved from a year ago principally due to a $39 million non-recurring gain from the sale by the company's Canadian subsidiary, Weldwood of Canada Limited, of its coastal British Columbia fee-owned timberlands. This gain was partially offset by a non-recurring charge of $32 million primarily for the writedown of certain U.S. paper and wood products assets. However, other (income) expense - net declined from last quarter, which included net non-recurring income of $14 million.

The income tax provision for the second quarter of 1995 reflected a significantly higher effective tax rate than last year as the result of an increase in the proportion of income derived from North American operations and a corresponding decrease from Brazilian operations. The effective tax rate declined from last quarter primarily due to changes in estimated carryforwards for 1995.

Year-To-Date Results

For the first six months, the company reported net income of $319 million or $3.04 per share, compared to a year-ago loss of $62 million or 82 cents per share.

Paper Segment

For the company's paper segment, second quarter operating income was $344 million. This compared to a loss of $38 million a year ago and income, excluding non-recurring expenses, of $243 million last quarter.

Operating income for the domestic printing and writing papers business improved considerably from the loss a year ago and from last quarter's earnings principally due to higher prices for most coated and uncoated free sheet grades. Also, shipments increased compared to a year ago and last quarter. Additional price increases for most coated grades and certain uncoated grades were effective July 1. A further price increase for certain uncoated paper grades has been announced for September 1. Maintenance outages have been scheduled at three of the four domestic printing and writing papers mills in the third quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., improved from the year-ago and prior quarters, primarily due to higher domestic and export prices. Export prices continued to strengthen early in the third quarter, while domestic prices remained unchanged.

Earnings for the publication papers business improved significantly from the small loss a year ago and from last quarter's operating income. Prices for all publication grades were higher than last year and last quarter, more than offsetting increased purchased pulp and wood costs. Also, shipments were higher than a year ago and last quarter. Additional price increases for most grades were effective July 1. Maintenance outages have been scheduled at two of the four publication papers mills in the third quarter.

Operating income for the company's U.S. and Canadian market pulp operations represented a considerable improvement from the year-ago and prior quarters. Prices for all pulp grades were significantly higher than last year and last quarter. Shipments were down from a year ago, principally due to more downtime for scheduled maintenance outages, but were higher than last quarter. A price increase for all grades has been announced for October 1.

Earnings for the newsprint business represented a substantial improvement from the loss of a year ago and last quarter's operating income principally due to higher prices. Shipments were significantly higher than last year, due to improved productivity, and approximately even with last quarter. A price increase for certain grades has been announced for September 1.

Earnings for the packaging business exceeded those of a year ago and last quarter primarily due to higher prices for kraft paper and linerboard. Shipments were approximately even with last year and last quarter. Prices for kraft paper and linerboard weakened somewhat early in the third quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of Weldwood, reported second quarter income from operations of $28 million, down from $56 million a year ago and $49 million last quarter. Lower prices for lumber and higher purchased wood costs principally were responsible for the decline. Shipments of lumber and plywood increased from a year ago and last quarter. Lumber and plywood prices improved slightly early in the third quarter.

The lumber mill at Abbeville, Alabama was closed for an indefinite period effective June 9. The annual capacity of that facility is 79 million board feet.

Labor Contracts

A new three year labor contract is in effect at Weldwood's Hinton, Alberta timberlands operation. Efforts to reach a new labor agreement continue at the Hinton pulp mill, which is presently operating under the terms of its expired contract.

Financial Condition
-------------------

General

The company's current ratio was 1.2 to 1 at June 30, 1995 as compared to 1.4 to 1 at March 31, 1995 and 1.1 to 1 at year-end 1994. Total debt to total capitalization was 45% at June 30, 1995, as compared to 41% at March 31, 1995 and 43% at year-end 1994.

Reflecting strong earnings and the sale of certain assets, in the first six months of 1995 the company's net cash provided by operating activities and asset sales exceeded the requirements of its investing activities (principally capital expenditures). The approximate excess, together with net borrowings, was used to pay dividends, purchase shares of the company's common stock and increase cash and cash equivalents. Net borrowings generated cash proceeds of $197 million, while cash and cash equivalents increased by $165 million, in the first six months of 1995.

In the first six months of 1994, the company's net cash provided by operating activities was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). Borrowings by the company financed the difference and also resulted in an increase in cash and cash equivalents. Net borrowings generated cash proceeds of $77 million, while cash and cash equivalents increased by $29 million, in the first six months of 1994.

Operating Activities

For the first six months, net cash provided by operating activities of $562 million increased from $96 million a year ago. The increase was due primarily to significantly higher earnings and higher deferred income taxes, which more than offset an increase in receivables.

Investing Activities

For the first six months, net cash used in investing activities of $103 million compared with net cash used in investing activities of $123 million a year ago. The improvement was due to higher net proceeds from asset sales, principally the sale of Weldwood's coastal British Columbia fee-owned timberlands and solid wood operations, which more than offset an increase in capital expenditures.

Financing Activities

Net cash used in financing activities of $295 million compared with net cash provided by financing activities of $56 million a year ago. The change from last year was due primarily to the purchase of shares of common stock by the company this year. On June 22, 1995, the company purchased 7,894,737 shares of common stock that were issued on that date upon conversion of the $92.50 Cumulative Convertible Preference Stock, and on June 30, 1995, the company purchased an additional 2,000,000 shares of common stock.

At June 30, 1995, the company had $454 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, up from $335 million at March 31, 1995 and $382 million at year-end 1994. In addition, at June 30, 1995, the company had $237 million of notes outstanding under its U.S. bank lines of credit, up from $130 million at March 31, 1995 and $65 million at year-end 1994. Domestically, at June 30, 1995, $454 million of the company's unused bank lines of credit of $963 million supported the classification of commercial paper and other short-term obligations as long-term debt.

On April 12, 1995, the company borrowed $6,750,000 through the issuance of long-term tax-exempt bonds. The net proceeds are being applied to the payment of a portion of the costs of construction of pollution control and solid waste disposal facilities at the company's Lufkin, Texas mill.

The annual principal payment requirements under the terms of all long-term agreements for the period from July 1 through December 31, 1995 are $201 million and for the years 1996 through 1999 are $78 million, $194 million, $385 million and $981 million, respectively.

On June 27, 1995, the company called all $149,893,000 of its 6 1/2% Convertible Subordinated Debentures due April 15, 2011 for redemption on August 8, 1995. Virtually all of the Debentures were converted into an aggregate of 4,309,070 shares of common stock during the third quarter.

                          PART II.  OTHER INFORMATION

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

(a) The Annual Meeting of Shareholders of the company was held on May 18, 1995.

(b)             N/A

(c) (i) Four nominees were elected to the Board of Directors at the 1995 Annual Meeting.

                Sybil C. Mobley - 86,114,181 votes were cast in favor of her election and 1,195,057 votes were withheld.

                Lawrence G. Rawl - 86,188,817 votes were cast in favor of his election and 1,120,421 votes were withheld.

                Andrew C. Sigler - 86,123,681 votes were cast in favor of his election and 1,185,557 votes were withheld.

                John L. Weinberg - 86,170,492 votes were cast in favor of his election and 1,138,746 votes were withheld.

      (ii) The shareholders approved the appointment of Arthur Andersen LLP as the company's auditors for 1995. There were 87,003,374 votes cast in favor of the proposal, 134,942 votes cast against the proposal and 170,932 abstentions.

      (iii) The shareholders rejected a shareholder proposal concerning a classified board of directors. There were 33,260,939 votes cast in favor of the proposal, 49,118,298 votes cast against the proposal, 942,524 abstentions and 3,987,477 broker non-votes.

      (iv) The shareholders rejected a shareholder proposal concerning directors' retirement benefits. There were 15,686,119 votes cast in favor of the proposal, 66,066,784 votes cast against the proposal, 1,568,848 abstentions and 3,987,487 broker non-votes.

(d)             N/A



Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)             See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated April 10, 1995 reporting the issuance of a press release announcing certain unaudited consolidated financial results of the company for the three months ended March 31, 1995, with the consolidated statement of income for the three months ended March 31, 1995 and March 31, 1994 and consolidated balance sheet as of March 31, 1995 and December 31, 1994 as exhibits thereto.

      The company filed a Current Report on Form 8-K dated June 29, 1995 reporting: (i) the issuance of a press release announcing the conversion of the company's $92.50 Cumulative Convertible Preference Stock into shares of the company's Common Stock, and the purchase of such Common Stock by the company from subsidiaries of Berkshire Hathaway Inc.; (ii) the issuance of a press release announcing that Loews Corporation agreed to sell up to 5,500,000 shares of the company's Common Stock to Goldman, Sachs & Co. and that the company agreed to purchase 2,000,000 of such shares; and (iii) the issuance of a press release announcing that the company called for redemption all of its 6 1/2% Convertible Subordinated Debentures.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.






                                           Champion International Corporation
                                        ----------------------------------------
                                                      (Registrant)







Date:    August 11, 1995                             John M. Nimons
--------------------------------        ----------------------------------------
                                                      (Signature)

                                        John M. Nimons
                                        Vice President and Controller






Date:    August 11, 1995                            Kenwood C. Nichols
--------------------------------        ----------------------------------------
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