Form 10-Q
period 1995-09-30
CHAMPION INTERNATIONAL CORP
filed 1995-11-14
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended              September 30, 1995
                                     ------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                     to
                                     ------------------------------------------

      Commission File Number                           1-3053
                                     ------------------------------------------

                      Champion International Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  New York                                  13-1427390
--------------------------------------------   -----------------------------------
State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
or organization

                One Champion Plaza, Stamford, Connecticut 06921
          ------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 203-358-7000
          ------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No
   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at October 31, 1995
----------------------------------        ------------------------------------
  Common stock, $.50 par value                         96,511,602

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)

                                                         Nine Months Ended           Three Months Ended
                                                      -----------------------      -----------------------
                                                           September 30,                September 30,
                                                      -----------------------      -----------------------
                                                         1995        1994             1995         1994
                                                      ----------   ----------      ----------   ----------
Net Sales                                             $5,231,120   $3,852,818      $1,840,664   $1,384,740

Cost of products sold                                  3,885,513    3,527,095       1,297,543    1,222,911
Selling, general and administrative expenses             300,627      223,719         105,795       80,806
                                                      ----------   ----------      ----------   ----------
Income From Operations                                 1,044,980      102,004         437,326       81,023

Interest and debt expense                                172,239      175,601          57,711       60,173
Other (income) expense - net  (Note 2)                   (35,288)     (19,392)         (4,035)     (11,004)
                                                      ----------   ----------      ----------   ----------

Income (Loss) Before Income Taxes                        908,029      (54,205)        383,650       31,854

Income Taxes (Benefit)                                   353,688      (15,238)        148,067        8,737
                                                      ----------   ----------      ----------   ----------
Net Income (Loss)                                     $  554,341   $  (38,967)     $  235,583   $   23,117
                                                      ==========   ==========      ==========   ==========

Dividends on Preference Stock                             13,258       20,813            ---         6,938
                                                      ==========   ==========      ==========   ==========

Net Income (Loss) Applicable to Common Stock          $  541,083   $  (59,780)     $  235,583   $   16,179
                                                      ==========   ==========      ==========   ==========

Average Number of Common Shares Outstanding               94,213       92,990          95,568       93,046
                                                      ==========   ==========      ==========   ==========
Earnings (Loss) Per Common Share (Exhibit 11):
   Primary                                            $     5.74   $     (.64)     $     2.47   $      .18
                                                      ==========   ==========      ==========   ==========
   Fully Diluted                                      $     5.43   $     (.64)     $     2.44   $      .18
                                                      ==========   ==========      ==========   ==========

   Cash dividends declared                            $      .15   $      .15      $      .05   $      .05
                                                      ==========   ==========      ==========   ==========

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                                        September 30,      December 31,
                                                            1995               1994
                                                         (unaudited)
                                                        -------------      ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                              $   343,108       $    90,948
  Receivables - net                                          697,387           562,085
  Inventories                                                419,544           441,430
  Prepaid expenses                                            32,236            23,286
  Deferred income taxes                                       62,125            61,032
                                                         -----------       -----------
     Total Current Assets                                  1,554,400         1,178,781
                                                         -----------       -----------
Timber and timberlands, at cost - less cost of
  timber harvested                                         1,955,612         1,846,823
                                                         -----------       -----------
Property, plant and equipment, at cost                     8,761,641         8,579,254
  Less - Accumulated Depreciation                         (3,263,684)       (2,976,640)
                                                         -----------       -----------
                                                           5,497,957         5,602,614
                                                         -----------       -----------
Other assets and deferred charges                            375,611           335,410
                                                         -----------       -----------
          Total Assets                                   $ 9,383,580       $ 8,963,628
                                                         ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current installments of long-term debt                 $   252,802       $   308,922
  Short-term bank borrowings                                 110,996            90,184
  Accounts payable and accrued liabilities                   677,727           592,033
  Income taxes                                               120,617            43,273
                                                         -----------       -----------
     Total Current Liabilities                             1,162,142         1,034,412
                                                         -----------       -----------
Long-term debt                                             2,776,559         2,889,252
                                                         -----------       -----------
Other liabilities                                            683,270           670,761
                                                         -----------       -----------
Deferred income taxes                                      1,165,406         1,039,927
                                                         -----------       -----------
Minority interest in subsidiaries                            100,774            68,531
Preference stock, $1.00 par value, $92.50 cumulative
  convertible series; 300,000 shares issued and
  outstanding (redeemable for $300,000) (Note 3)                 ---           300,000
                                                         -----------       -----------
Shareholders' Equity:
  Capital Shares:
    Preference stock, no series, 8,231,431 shares
      authorized but unissued                                    ---               ---
    Common (110,202,474 and 96,786,039 shares
      issued at September 30, 1995 and
      December 31, 1994, respectively)                        55,101            48,393
    Capital Surplus                                        1,653,347         1,175,008
  Retained Earnings                                        2,405,336         1,878,476
                                                         -----------       -----------
                                                           4,113,784         3,101,877
  Treasury shares, at cost (Note 3)                         (596,838)         (100,308)
  Cumulative translation adjustment                          (21,517)          (40,824)
                                                         -----------       -----------
     Total Shareholders' Equity                            3,495,429         2,960,745
                                                         -----------       -----------
          Total Liabilities and Shareholders' Equity     $ 9,383,580       $ 8,963,628
                                                         ===========       ===========

               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)

                                                               Nine Months Ended
                                                         -----------------------------
                                                                  September 30,
                                                         -----------------------------
                                                             1995              1994
                                                         -----------       -----------
Cash flows from operating activities:
Net Income (Loss)                                        $   554,341       $   (38,967)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation expense                                       292,267           279,969
  Cost of timber harvested                                    59,234            56,895
  Net gain on sale of assets                                 (45,863)           (2,013)
  (Increase) decrease in receivables                        (132,363)          (40,948)
  (Increase) decrease in inventories                          (6,012)           35,881
  (Increase) decrease in prepaid expenses                    (13,606)           (8,129)
  Increase (decrease) in accounts payable and
    accrued liabilities                                       78,777            (7,478)
  Increase (decrease) in income taxes                         75,509            17,121
  Increase (decrease) in other liabilities                      (234)            8,079
  Increase (decrease) in deferred income taxes               120,133           (44,019)
  All other - net                                             65,024            50,796
                                                         -----------       -----------
Net cash provided by operating activities                  1,047,207           307,187
                                                         -----------       -----------
Cash flows from investing activities:
  Expenditures for property, plant and equipment            (239,723)         (133,946)
  Timber and timberlands expenditures                       (184,119)          (75,797)
  Purchase of investments                                        ---           (28,859)
  Proceeds from redemption of investments                        ---            30,216
  Proceeds from sales of property, plant and equipment
    and timber and timberlands                               172,613            32,387
  All other - net                                            (11,328)           (2,030)
                                                         -----------       -----------
Net cash used in investing activities                       (262,557)         (178,029)
                                                         -----------       -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                   495,635           399,702
  Payments of current installments of long-term debt
    and long-term debt                                      (541,848)         (475,555)
  Cash dividends paid                                        (27,289)          (34,760)
  Payments to acquire treasury stock                        (496,530)              (75)
  All other - net                                             37,542            10,162
                                                         -----------       -----------
Net cash used in financing activities                       (532,490)         (100,526)
                                                         -----------       -----------
Increase in cash and cash equivalents                        252,160            28,632

Cash and Cash Equivalents:
Beginning of period                                           90,948            55,653
                                                         -----------       -----------
End of period                                            $   343,108       $    84,285
                                                         ===========       ===========
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of capitalized amounts)                $   162,673       $   161,445
    Income taxes (net of refunds)                            146,655            (3,016)


               The accompanying Notes to Consolidated Financial
              Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                              September 30, 1995


Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.


Note 2.

Other (income) expense - net for the nine months ended September 30, 1995 includes gains of $89 million from the sales of certain operations in Canada and charges of $68 million primarily for the writedown of certain U.S. paper and wood products assets.


Note 3.

On June 22, 1995 the company purchased all 7,894,737 shares of Common Stock that were issued on that date upon conversion of the $92.50 Convertible Preference Stock, and on June 30, 1995 the company purchased an additional 2,000,000 shares of Common Stock. In addition, on June 27, 1995 the company called all $149,893,000 of its 6 1/2% Convertible Subordinated Debentures due April 15, 2011 for redemption on August 8, 1995. Virtually all of the Debentures were converted into an aggregate of 4,309,070 shares of common stock during the third quarter. As a result of all of these transactions, the sum of the earnings per share for the first, second and third quarters of 1995 does not equal the earnings per share for the first nine months of 1995.

If the conversion of the 6 1/2% Convertible Subordinated Debentures had occurred on the first day of each 1995 period presented, primary earnings per share for the three months and nine months ended September 30, 1995 would have been $2.44 and $5.57, respectively.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES



Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------

Results of Operations
---------------------

Overall Quarterly Results

The company reported net income in the third quarter of 1995 of $236 million or $2.44 per share, fully diluted, compared to last year's third quarter net income of $23 million or 18 cents per share and last quarter's net income of $188 million or $1.79 per share.

Significant Income Statement Line Item Changes

Net sales of $1.84 billion improved from $1.39 billion a year ago and $1.76 billion last quarter. Gross profit on sales was $543 million, compared to $162 million last year and $445 million last quarter. Operating income of $437 million increased from $81 million a year ago and $347 million last quarter. The significant improvements in net sales, gross profit and operating income from last year were due principally to higher prices for all of the company's major pulp and paper grades; overall, product shipments declined from last year. The improvements from last quarter were due primarily to higher prices for newsprint, uncoated free sheet and coated publication papers and market pulp; overall, product shipments declined from last quarter. Results for the second and third quarters of 1995 reflected strong demand attributable to favorable economic conditions in the United States and Europe and, on the supply side, few capacity increases in the industry.

Compared to the year-ago quarter, the substantial increase in paper segment operating income more than offset the decline in operating income in the wood products segment. Operating income in both segments improved from last quarter. General corporate expense was $20 million, compared to $16 million last year and $25 million last quarter. The increase from last year was primarily the result of higher compensation costs. The decline from last quarter was due primarily to the impact of a lower stock price on the value of stock appreciation rights.

The income tax provision for the third quarter of 1995 reflected an effective tax rate approximately even with last quarter, but significantly higher than last year as the result of an increase in 1995 in the proportion of income derived from North American operations and a corresponding decrease from Brazilian operations.

Year-To-Date Results

For the first nine months, the company reported net income of $554 million or $5.43 per share, fully diluted, compared to a year-ago loss of $39 million or 64 cents per share.

Paper Segment

For the company's paper segment, third quarter operating income was $423 million. This compared to income of $36 million a year ago and $344 million last quarter. Total paper, packaging and pulp shipments were 1,526,000 tons in the third quarter, declining from 1,544,000 tons a year ago and 1,527,000 tons last quarter.

Operating income for the domestic printing and writing papers business improved considerably from the break-even results a year ago and from last quarter's earnings principally due to higher prices for most coated and uncoated free sheet grades. The average price for domestic uncoated free sheet papers, the principal product of the printing and writing papers business, was $1,044 per ton in the third quarter of this year, compared to $613 per ton last year and $984 per ton last quarter. The average price for coated free sheet papers also increased from both prior quarters. Shipments of all grades of 526,000 tons declined slightly compared to a year ago and last quarter, due in part to the curtailment in the third quarter of the No. 2 paper machine at the Hamilton, Ohio, mill resulting from market conditions. By the end of 1995, the company expects to retrofit the No. 2 machine to manufacture uncoated color premium papers, and permanently shut down the mill's No. 4 paper machine which currently produces those grades. The annual capacities of the No. 2 and No. 4 machines are 27,400 tons and 21,500 tons, respectively. Early in the fourth quarter, demand for uncoated and coated free sheet papers began to weaken and order backlogs declined.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., improved substantially from the year-ago quarter and moderately from last quarter, primarily due to higher prices for domestic and export uncoated free sheet papers. The average price for uncoated free sheet papers was $1,126 per ton this quarter, compared to $629 per ton last year and $1,047 per ton last quarter. Uncoated free sheet papers shipments of 95,000 short tons were approximately even with last year and last quarter. Domestic and export prices for uncoated free sheet papers declined slightly early in the fourth quarter. Maintenance outages have been scheduled in the fourth quarter at the Brazilian subsidiary.

Earnings for the publication papers business improved significantly from the small loss a year ago and from last quarter's operating income. Prices for all publication grades were higher than last year and last quarter, more than offsetting increased purchased pulp and wood costs. The average price for coated groundwood papers was $1,101 per ton this quarter, compared to $702 per ton last year and $1,003 per ton last quarter. Prices for coated free sheet and uncoated groundwood papers also increased from last year and last quarter. Shipments of all grades of 320,000 tons were approximately even with last year and, due to routine maintenance outages at two of the four publication papers mills, down slightly from last quarter. While a price increase for most coated groundwood grades was effective October 1, demand for coated free sheet papers began to weaken and order backlogs declined early in the fourth quarter.

Operating income for the company's U.S. and Canadian market pulp operations represented a considerable improvement from a year ago and a moderate improvement from last quarter. Prices for all pulp grades were significantly higher than last year and somewhat higher than last quarter. For example, the average price for Canadian softwood pulp was $732 per ton in the third quarter of this year, compared to $454 per ton last year and $683 per ton last quarter. Prices for northern hardwood and southern pulps also increased from last year and last quarter. Shipments of all grades were 220,000 tons, compared to 226,000 tons last year and 208,000 tons last quarter. While a price increase for softwood pulp was effective October 1, weakening demand for coated and uncoated free sheet papers has resulted in weakening demand and shorter order backlogs for pulp early in the fourth quarter. Maintenance outages are scheduled in the fourth quarter at the two Canadian pulp mills.

Earnings for the newsprint business represented a substantial improvement from the loss of a year ago and from last quarter's operating income principally due to higher prices. Average newsprint prices (including freight) of $655 per ton in the third quarter of 1995 compared to $418 per ton last year and $602 per ton last quarter. Shipments of 242,000 short tons of newsprint, specialty and directory grades were approximately even with last year and last quarter.

Earnings for the packaging business exceeded those of a year ago primarily due to higher prices for kraft paper and linerboard. However, earnings declined slightly from last quarter principally due to a decrease in prices for both products. Shipments of 125,000 tons were down slightly from last year and approximately even with last quarter. Early in the fourth quarter, prices for kraft paper and linerboard declined somewhat. Maintenance outages are scheduled in the fourth quarter at the company's kraft paper and linerboard mill.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of Weldwood of Canada Limited, reported third quarter income from operations of $34 million, compared to $61 million a year ago and $28 million last quarter. The decline from last year was due primarily to a decrease of 21% in the price of lumber overall. Operating income improved from last quarter, despite a five percent decrease in domestic lumber prices, due to an increase of three percent in the price of Canadian lumber as well as lower operating costs at Weldwood. Total wood products shipments declined from both prior periods principally due to the sale and the closure of certain facilities.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales to unaffiliated customers by the company's foreign subsidiaries for the third quarter of 1995 were (U.S.) $246 million, accounting for 13.4% of consolidated net sales of the company. Income from operations of the foreign subsidiaries for this year's third quarter was (U.S.) $112 million, accounting for 25.6% of consolidated income from operations of the company. Net income (after minority interest) of the foreign subsidiaries for the third quarter of 1995 was (U.S.) $63 million, accounting for 26.7% of consolidated net income of the company.

Labor Contracts

A new three-year labor contract, retroactive to June 1, 1994, is in effect at Weldwood's Hinton, Alberta, pulp mill.

Negotiations are under way for a new labor contract at the Courtland, Alabama, paper mill. The existing labor contract expires in December.


Financial Condition
-------------------

The company's current ratio was 1.3 to 1 at September 30, 1995, as compared to
1.2 to 1 at June 30, 1995 and 1.1 to 1 at year-end 1994. Total debt to total capitalization was 40% at September 30, 1995, as compared to 45% at June 30, 1995 and 43% at year-end 1994.

Significant Balance Sheet Line Item Changes

Receivables at September 30, 1995 increased by $135 million from December 31, 1994 primarily due to substantial price increases for all of the company's principal pulp and paper grades. Inventories decreased by $22 million from year-end 1994 primarily due to the sale and the closure of certain wood products facilities. The increases in timber and timberlands and in property, plant and equipment before accumulated depreciation of $109 million and $287 million, respectively, reflected capital expenditures and asset purchases and sales. Accounts payable and accrued liabilities increased by $86 million primarily due to the timing of payments. Deferred income taxes and income taxes payable increased by $125 million and $77 million, respectively, due to the significant increase in pre-tax income from last year. For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

Cash Flows Statement - General

Reflecting strong earnings and the sale of certain assets, in the first nine months of 1995 the company's net cash provided by operating activities and asset sales exceeded the requirements of its investing activities (principally capital expenditures). The approximate excess was used to pay dividends, to pay a portion of the company's long-term debt (including current installments), to increase cash and cash equivalents, and to purchase shares of the company's common stock. In the first nine months, long-term debt (including current installments) declined by $169 million; the substantial portion of this reduction was effected through the conversion of virtually all $149,893,000 of the company's 6 1/2% Convertible Subordinated Debentures into an aggregate of 4,309,070 shares of common stock during the third quarter rather than through the use of cash. Cash and cash equivalents increased by $252 million in the first nine months of 1995 to a total of $343 million, $239 million of which was held by Weldwood. In the first nine months, the company purchased 9,964,737 shares of common stock for $497 million.

In the first nine months of 1994, the company's net cash provided by operating activities exceeded the requirements of its investing activities (principally capital expenditures). The approximate excess was used to pay dividends as well as a portion of the company's long-term debt and to increase cash and cash equivalents. In the first nine months of 1994, long-term debt declined by $69 million and cash and cash equivalents increased by $29 million.

Cash Flows Statement - Operating Activities

For the first nine months, net cash provided by operating activities of $1,047 million increased from $307 million a year ago. The increase was due primarily to significantly higher earnings and higher deferred income taxes.

Cash Flows Statement - Investing Activities

For the first nine months, net cash used in investing activities of $263 million increased from $178 million a year ago. The increase was due primarily to an increase in capital expenditures, which more than offset higher net proceeds from asset sales.

Cash Flows Statement - Financing Activities

Net cash used in financing activities of $532 million increased from $101 million a year ago due primarily to the purchase of shares of common stock by the company this year. On June 22, 1995, the company purchased 7,894,737 shares of common stock that were issued on that date upon conversion of the $92.50 Cumulative Convertible Preference Stock, and on June 30, 1995, the company purchased 2,000,000 shares of common stock. On August 17, 1995, the Board of Directors of the company authorized the purchase of up to an additional 5,000,000 shares of common stock from time to time on the open market and through privately negotiated transactions; pursuant to this authorization, the company purchased 70,000 shares of common stock during the third quarter.

At September 30, 1995, the company had $215 million of U.S. commercial paper and other short-term obligations outstanding, all of which are classified as long-term debt, down from $454 million at June 30, 1995 and $382 million at year-end 1994. In addition, at September 30, 1995, the company had $76 million of notes outstanding under its U.S. bank lines of credit, down from $237 million at June 30, 1995 and up from $65 million at year-end 1994. Domestically, at September 30, 1995, $215 million of the company's unused bank lines of credit of $1,124 million supported the classification of commercial paper and other short-term obligations as long-term debt.

On September 1, 1995, the company borrowed $150 million through the issuance of 7.10% Notes due September 1, 2005 and borrowed an additional $150 million through the issuance of 7.75% Debentures due September 1, 2025. The net proceeds of these issues were used to pay a portion of the company's commercial paper and short-term notes at maturity.

On September 19, 1995, the company borrowed $10 million through the issuance of long-term tax-exempt bonds. The net proceeds are being applied to the payment of a portion of the costs of construction of solid waste and sewage treatment facilities at the Canton, North Carolina, mill. On September 27, 1995, the company borrowed $50 million through the issuance of long-term tax-exempt bonds. The net proceeds are being applied to the payment of a portion of the costs of construction of a recycling facility at the company's Courtland, Alabama, mill.

The annual principal payment requirements under the terms of all long-term agreements for the period from October 1 through December 31, 1995 are $200 million and for the years 1996 through 1999 are $78 million, $136 million, $377 million and $573 million, respectively.


The Environment
---------------

Federal Executive Order

As reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, in October 1993, President Clinton issued an executive order requiring a minimum post-consumer recycled content for uncoated printing and writing papers purchased by federal agencies. In response to this order as well as similar state and local government regulations and customer requirements, and in order to satisfy the projected need for additional pulp, on September 21, 1995 the Board of Directors authorized the construction of a recycling facility at the company's Courtland, Alabama, printing and writing papers mill. The project is anticipated to cost approximately $128,000,000.

Environmental Legal Proceedings

There is incorporated by reference herein the information under Item 1. Legal
                                                                -------------
Proceedings in Part II of this report.
-----------

                          PART II.  OTHER INFORMATION

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1.   Legal Proceedings.
----------------------------

As reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, in February 1994, the company received a notice of violation from the Texas Natural Resources Conservation Commission ("TNRCC") alleging unauthorized air emissions from the company's Sheldon, Texas, mill. The notice of violation alleged several violations, all but two of which have been resolved without penalty. In October 1995, the company received a letter from the Enforcement Division of the TNRCC stating that it has recommended to the TNRCC Litigation Support Division that the two remaining violations be settled for a penalty of $470,400. The letter notes that the company may receive a credit against the recommended penalty if the company undertakes an environmental project in Texas. The company currently is considering whether to accept the proposed settlement and is discussing with the TNRCC possible environmental projects and the amount of the credit.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated July 10, 1995 reporting the issuance of a press release announcing certain unaudited consolidated financial results of the company for the three months and six months ended June 30, 1995, with the consolidated statement of income for the three months and six months ended June 30, 1995 and June 30, 1994 and consolidated balance sheet as of June 30, 1995 and December 31, 1994 as exhibits thereto.

     The company filed a Current Report on Form 8-K dated August 29, 1995 reporting the sale of $150 million aggregate principal amount of the company's 7.10% Notes due September 1, 2005 and $150 million aggregate principal amount of the company's 7.75% Debentures due September 1, 2025, pursuant to the company's registration statement (No. 33-51217).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.


                                            Champion International Corporation
                                            ----------------------------------
                                                         (Registrant)






Date: November 13, 1995                               John M. Nimons
-------------------------------------       ----------------------------------
                                                         (Signature)
                                               John M. Nimons
                                               Vice President and Controller



Date: November 13, 1995                              Kenwood C. Nichols
-------------------------------------       ----------------------------------
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