Form 10-K405
period 1995-12-31
CHAMPION INTERNATIONAL CORP
filed 1996-03-29
CIK 19150

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995          Commission file no. 1-3053

                      CHAMPION INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

              New York                                   13-1427390
      (State of incorporation)              (I.R.S. Employer Identification No.)

         One Champion Plaza
        Stamford, Connecticut                               06921
(Address of principal executive offices)                 (Zip Code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 1996 was approximately $3,814,000,000.

   As of February 29, 1996, 95,470,948 shares of common stock of the registrant were outstanding.

   Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 1996 are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------

                                    PART I

Item 1.  Business

General

   Champion International Corporation was incorporated under the laws of the State of New York on April 28, 1937. References to the "Company" include Champion International Corporation and its subsidiaries at December 31, 1995, unless the context otherwise requires.

   The Company is one of the leading domestic manufacturers of paper for business communications, commercial printing, publications and newspapers. In addition, the Company has significant market pulp, plywood and lumber manufacturing operations and owns or controls approximately 5,300,000 acres of timberlands in the United States. The Company's Canadian and Brazilian subsidiaries also own or control significant timber resources supporting their operations.

   The Company's business segments are paper and wood products. See Note 14 of "Notes to Financial Statements" on pages 52 and 53 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "Company's 1995 Annual Report"), which Note is incorporated by reference herein, for information concerning the Company's business segments and operations in different geographic areas for 1993, 1994 and 1995.


Paper

   See the "Paper Net Sales" table on page 32 of the Company's 1995 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the paper business for 1993, 1994 and 1995.


                          Printing and Writing Papers

   The printing and writing papers business manufactures and sells printing and writing papers, bleached paperboard and pulp. The principal domestic manufacturing properties of this operation consist of integrated pulp and paper mills at Courtland, Alabama; Canton, North Carolina; and Pensacola, Florida; and a paper mill at Hamilton, Ohio. As of December 31, 1995, these mills had an annual capacity of approximately 1,944,000 tons of pulp and 2,113,000 tons of printing and writing papers and bleached paperboard.

   Most of the pulp produced by the printing and writing papers business is used in its own paper mills; approximately 6%, produced at the Pensacola and Courtland mills, was sold in the open market in 1995. A portion of the fiber requirements of this business also is supplied by other Company pulp mills, and approximately 4% of its fiber requirements in 1995 were purchased from third-party suppliers.

   Uncoated papers produced by the printing and writing papers business are used for computer forms, copier paper and envelope papers. Coated papers are used in catalogs, magazines, brochures, labels and annual reports.

   In 1995, 63% of this operation's bleached paperboard production was used by the Company's DairyPak unit, which converts polyethylene-coated paperboard into milk and juice cartons and ovenable packaging. The balance either was sold to independent purchasers, primarily for conversion to cups, or was exported.

   The Company leases substantial portions of the Courtland mill under 14 long-term net leases which expire between 2007 and 2029. Each of these leases provides for rental payments over its term sufficient to pay interest on and to retire the industrial development or pollution control revenue bonds issued in connection with the financing of the property subject to such lease. The Company is required to purchase, or has the option to purchase, the property subject to each such lease for a nominal sum at the time the related bonds are retired.

   The Company leases a printing facility at the Athens, Georgia DairyPak plant until 2015. The lease provides for rental payments over its term sufficient to pay interest on and to retire the industrial development revenue bonds issued to finance the acquisition of that facility. The Company has the option to purchase the facility for a nominal sum at the time the bonds are retired.

   The domestic printing and writing papers business and the publication papers business jointly maintain 16 sales offices in various parts of the United States, as well as an order services office in Hamilton, Ohio, for the sale of their products to direct purchasers and through paper merchants. Certain of these sales offices are shared with the newsprint and kraft operations.

   Champion Papel e Celulose Ltda., a 99.78%-owned subsidiary ("Champion Papel"), is a major integrated manufacturer of pulp and printing and writing papers in Brazil with net sales to unaffiliated customers of $404,083,000 in 1995. As of December 31, 1995, its mill had an annual capacity of approximately 338,000 tons of pulp and 381,000 tons of paper. In addition to being a leading supplier of printing and writing papers in Brazil, Champion Papel exports a substantial portion of its paper production.


                               Publication Papers

   The publication papers business manufactures and sells coated and uncoated publication papers and pulp. The manufacturing properties of this operation consist of integrated pulp and paper mills at Bucksport, Maine; Deferiet, New York; Quinnesec, Michigan; and Sartell, Minnesota. As of December 31, 1995, these mills had an annual capacity of approximately 874,000 tons of pulp and 1,292,000 tons of publication papers.

   A significant portion of the fiber requirements of the publication papers business is supplied by its own mills. In addition, a portion of its fiber requirements is supplied by other Company pulp mills, and approximately 29% of its fiber requirements in 1995 were purchased from third-party suppliers.

   The Company manufactures pulp for sale in the open market at the Quinnesec mill. In 1995, approximately 53% of the pulp production of this mill, or 215,000 tons, was sold in the open market through the Company's headquarters in Stamford, Connecticut, as well as a sales office in Appleton, Wisconsin. The balance was used in the production of paper at the Quinnesec mill and at the Company's printing and writing papers mills.

   The Company's publication papers are used primarily for consumer magazines, direct mail catalogs, directories, textbooks and coupons. Sales are made to direct purchasers and through paper merchants and brokers from the 16 sales offices jointly maintained by the publication papers operation and the printing and writing papers operation, and from the Hamilton, Ohio order services office.

   The Company leases the building which houses one of the paper machines at the Sartell mill until 2008. Thereafter, the Company has options to renew the lease for five terms of five years each. The Company also has the option to purchase the building at its then-current market value at the end of the initial term in 2008 or at the end of each five-year renewal term.


                                   Newsprint

   The newsprint business manufactures and sells newsprint, directory paper, groundwood specialties and pulp. The manufacturing properties of this operation consist of integrated pulp and paper mills at Lufkin and Sheldon, Texas. As of December 31, 1995, these mills had an annual capacity of approximately 1,126,000 tons of pulp (which includes 165,000 tons of recycled pulp) and 971,000 tons of newsprint, directory paper and groundwood specialties.

   Most of the newsprint operation's pulp production is used in its own paper mills; approximately 4%, produced at the Sheldon mill, was sold in the open market in 1995.

   A portion of the newsprint produced by the Company is sold in the Southwest, Southeast and Midwest, and the balance is exported. In general, sales are made directly to publishers and printers through five sales offices, three of which are shared with the printing and writing papers and publication papers operations, and one order services office.


                                      Pulp

   For information concerning market pulp produced at the Pensacola and Courtland mills, see the section captioned "Printing and Writing Papers" above; for information concerning market pulp produced at the Quinnesec mill, see the section captioned "Publication Papers" above; and for information concerning market pulp produced at the Sheldon mill, see the section captioned "Newsprint" above.

   Weldwood of Canada Limited, a Canadian subsidiary in which the Company has approximately 84% ownership ("Weldwood"), manufactures bleached softwood kraft pulp at its mill in Hinton, Alberta, Canada. As of December 31, 1995, this mill had an annual capacity of approximately 452,000 tons. In 1995, approximately 29% of the mill's pulp production was used in the Company's own publication papers and printing and writing papers mills. The balance was sold in the open market through the Company's headquarters in Stamford, Connecticut, a Company sales office in Appleton, Wisconsin and a Weldwood sales office in Bad Homburg, Germany.

   Cariboo Pulp & Paper Company, a joint venture owned equally by Weldwood and Daishowa-Marubeni International Limited, operates a bleached softwood kraft pulp mill in Quesnel, British Columbia, Canada. As of December 31, 1995, this mill had an annual capacity of approximately 353,000 tons. In 1995, approximately 23% of Weldwood's 50% share of the mill's pulp production was used in the Company's own publication papers and printing and writing papers mills. The balance of Weldwood's share was sold in the open market through the Company's headquarters in Stamford, Connecticut, a Company sales office in Appleton, Wisconsin and a Weldwood sales office in Bad Homburg, Germany.

   While certain of the Company's mills purchase pulp in the open market, the Company and Weldwood overall are net sellers of pulp. In 1995, the Company and Weldwood in the aggregate produced approximately 861,000 tons of pulp for sale to unaffiliated purchasers, while the Company used approximately 291,000 tons of pulp purchased from third-party suppliers, resulting in net market pulp of approximately 570,000 tons.


                                     Kraft

   The Company produces pulp, unbleached linerboard and kraft paper for multiwall and grocery bags at its mill in Roanoke Rapids, North Carolina. As of December 31, 1995, this mill had an annual capacity to produce approximately 499,000 tons of pulp, 376,000 tons of linerboard and 130,000 tons of kraft paper. All of this mill's pulp production is used at the mill. In addition, approximately 6% of its fiber requirements in 1995 were purchased from third-party suppliers. The linerboard and kraft paper produced at the Roanoke Rapids mill are sold to converters through three sales offices, two of which are shared with the printing and writing papers and publication papers operations, and one order services office.


                          Paper Distribution Operation

   Nationwide Papers, a unit of the Company, is a distributor of paper and paper products. Its marketing operations are carried out through 30 wholesale warehouse facilities in 19 states. In addition, Nationwide Papers operates a facility which converts rolls of bleached paperboard into sheets for sale primarily to textile, apparel and furniture producers. In 1995, approximately 74% of its sales were attributable to merchandise purchased from numerous manufacturers other than the Company. However, Nationwide Papers is not dependent on any single supplier for such merchandise.

Wood Products

   The Company is a major producer of plywood and lumber. The Company's wood products business is conducted through its domestic wood products operations and through the wood products operations of Weldwood.

   The principal wood products manufacturing facilities operated by the Company and by Weldwood are summarized under Item 2 of this Report. As of December 31, 1995, the Company had approximate annual capacities of 859 million square feet (3/8" basis) of softwood plywood and 339 million board feet of softwood lumber. As of December 31, 1995, Weldwood had approximate annual capacities of 345 million square feet (3/8" basis) of softwood plywood and 790 million board feet of softwood lumber.

   On January 5, 1996, Weldwood announced that it has agreed to sell its Longlac, Ontario hardwood plywood and waferboard plants and related timber supply rights to Kruger Inc. The two plants have annual capacities of 80 million square feet (3/8" basis) of hardwood plywood and 160 million square feet (3/8" basis) of waferboard, respectively, which are not included in the capacity information set forth in this section. The sale, which is subject to provincial government and other regulatory approvals, is expected to close in April 1996.

   The Company sells lumber and plywood through four sales offices to wholesalers, dealers, industrial users and retailers. Weldwood sells wood products within Canada through a 50%-owned building materials distribution company which serves all major markets in that country. In addition, Weldwood exports substantial portions of its products directly. In 1995, Weldwood had net sales to unaffiliated customers of (U.S.) $655,595,000, of which (U.S.) $422,534,000 was attributable to the wood products portion of its business.

   See the "Wood Products Net Sales" table on page 34 of the Company's 1995 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the wood products business for 1993, 1994 and 1995.


Timber Properties

   The Company owns 4,772,567 acres and controls 533,055 acres of timberlands in the United States. The Company's owned and controlled timberlands contain in the aggregate approximately 19,404,000 cunits (one cunit equals one hundred cubic feet of solid wood) of merchantable sawtimber and approximately 38,091,000 cunits of pulpwood. In 1995, the Company harvested approximately 31% of its domestic fiber requirements from its owned and controlled timberlands. A portion of the fiber harvested by the Company is sold in the domestic open market and in the export market.

   Broken down by region, the Company's domestic timber acreage and volume are as follows: In the State of Washington, the Company owns 296,954 acres and controls 476 acres of timberlands. These timberlands contain in the aggregate approximately 8,349,000 cunits of merchantable sawtimber and approximately 508,000 cunits of pulpwood. In the South, primarily in Texas, North Carolina, South Carolina, Alabama, Georgia, Florida, Tennessee and Virginia, the Company owns 2,596,651 acres and controls 525,176 acres of timberlands containing in the aggregate approximately 5,438,000 cunits of merchantable sawtimber and approximately 21,305,000 cunits of pulpwood. The Company owns 1,878,962 acres and controls 7,403 acres of timberlands in the North, primarily in Maine, Michigan, New Hampshire, New York, Vermont and Wisconsin. These timberlands contain in the aggregate approximately 5,617,000 cunits of merchantable sawtimber and approximately 16,278,000 cunits of pulpwood.

   In January 1996, the Company purchased Lake Superior Land Company, which owns 290,172 acres of timberlands and real estate in Michigan and Wisconsin. This acreage and the related volumes of merchantable sawtimber and pulpwood are included in the information set forth in this section.

   The Company's domestic log and pulpwood requirements are procured from its owned and controlled lands, as described above, as well as from open market purchases, short-term timber purchase contracts with independent timber owners and agencies of the United States and various state governments, and supply agreements with other companies. In the opinion of management, these sources will provide an adequate supply of logs and pulpwood to meet the Company's principal raw materials requirements for the foreseeable future. It is expected that the proportion of fiber derived from the Company's owned and controlled lands will decline until approximately 1997 but will increase thereafter as more of the Company's plantations, primarily in the South, reach maturity.

   Supplementing the Company's domestic timberlands are its several seed orchards and nursery operations. These facilities will enable the Company to produce most of the trees which it plans to plant in the United States in the future, including the approximately 69 million trees planned for planting in 1996.

   Weldwood obtains raw materials for its wood products manufacturing operations primarily from sustained-yield, long-term licenses which grant cutting rights on government-owned timberlands and from long-term agreements with other companies based on their harvesting licenses. Weldwood has rights to harvest approximately 573,000 cunits of merchantable sawtimber from long-term licenses annually and, during the balance of the current terms of such licenses, has rights to harvest an aggregate of approximately 7,389,000 cunits. Weldwood believes that these sources will provide a substantial portion of the raw materials required by its wood products manufacturing operations for the foreseeable future, with the balance to be obtained from other third-party suppliers. The timber volume information set forth in this paragraph does not include the timber supply rights which Weldwood has agreed to sell, as discussed above in the section captioned "Wood Products".

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

   Cariboo Pulp & Paper Company holds certain rights to harvest up to 533,000 cunits of pulpwood annually from approximately 3,900,000 acres of government-owned timberlands in British Columbia pursuant to a long-term license. Weldwood believes that this source of pulpwood, as well as supplies of wood chips from sawmills and plywood plants in the area, will satisfy the raw materials requirements of Cariboo's pulp mill for the foreseeable future. Babine Forest Products Company, a joint venture in which Weldwood has an indirect 58% interest, operates a sawmill in British Columbia and is beneficially entitled to harvest approximately 230,000 cunits of merchantable sawtimber annually pursuant to long-term licenses. Houston Forest Products Company, a joint venture in which Weldwood and Eurocan Pulp and Paper Company are equal participants, operates a sawmill in British Columbia and is beneficially entitled to cut approximately 229,000 cunits of merchantable sawtimber annually pursuant to a long-term license.

   Champion Papel owns or controls 969,406 acres of timberlands and savannah in Brazil. The controlled acreage includes rights to approximately 642,000 acres of savannah in the State of Amapa. Champion Papel expects to plant eucalyptus trees on approximately 35% of such land in Amapa and leave the remaining 65% undisturbed.

   Certain of the Company's land holdings have a value substantially in excess of that of land primarily used for fiber supply purposes. The Company has sold or contributed to its wholly owned real estate subsidiaries, net of land repurchased by the Company, an aggregate of approximately 282,000 acres of such land. These subsidiaries have sold approximately 184,100 acres, of which approximately 8,500 acres were sold during 1995, for residential, recreational, commercial or industrial purposes. The balance is being held for similar sale or long-term appreciation. A substantial portion of the land held by the Company's real estate subsidiaries is located in Texas and Florida.


Mineral, Oil and Gas Resources

   The Company owns or controls various mineral, oil and gas rights with respect to approximately half of the timberlands owned or controlled by the Company in the United States. The Company has conducted a general review of its domestic mineral, oil and gas rights and presently is not aware of any significant reserves or deposits except as discussed below.

   The Company has oil and gas interests in fields located in Florida, Alabama, Texas, Louisiana and Mississippi. Drilling operations are conducted by others pursuant to leases and other agreements with the Company. The Company estimates that proved reserves attributable to the Company's interests in such fields aggregated approximately 800,000 barrels of oil and 2,600,000 Mcf (thousand cubic feet) of natural gas as of December 31, 1995. The Company's share of production from such fields was approximately 448,000 barrels of oil, 1,644,000 Mcf of natural gas and 2,625,000 gallons of gas products in 1995.

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

   The Company owns the surface rights and full or partial mineral rights to considerable timberlands in Texas which overlay lignite deposits. The Company estimates that it owns approximately 350 million tons of lignite reserves in Texas, of which 80% is estimated to be recoverable. These lignite reserves presently are not being mined due to current market conditions.


Capital Program

   The Company presently anticipates that capital spending will be approximately $660 million in 1996, a significant portion of which will be devoted to incremental improvements, routine capital replacements and environmental compliance.

   During 1996, the Company expects to begin construction of a paper recycling facility at its Courtland, Alabama printing and writing papers mill. The project is expected to replace approximately 110,000 tons of virgin pulp with recycled pulp annually, all of which will be used in the manufacture of printing and writing papers at the Company's mills. The project is expected to be completed in 1997 at a cost of approximately $127 million.

   Weldwood, in 1995, began construction of a lumber mill and the modernization of the plywood plant in Quesnel, British Columbia. The new lumber mill will replace the existing lumber mill and will have an annual capacity of approximately 108 million board feet of lumber, an increase of approximately 13% over the capacity of the existing lumber mill. The modernization of the plywood plant, which will reduce production costs and permit the manufacture of additional products, will decrease capacity by approximately one-third. The lumber mill and plywood plant project is expected to be completed in 1997 at a cost of approximately (U.S.) $77 million, of which (U.S.) $2 million had been expended as of December 31, 1995.

   The Company plans to establish eucalyptus plantations and a chipping operation in the State of Amapa, Brazil in the next few years. In addition, the Company has under consideration the possible construction of a pulp and paper mill at Tres Lagoas, State of Mato Grosso do Sul, Brazil in the next few years. Approximately $100 million was expended in 1995 in connection with these projects. Approximately $35 million of the anticipated capital spending in 1996 will be devoted to these projects.

   In addition to the anticipated capital spending described above and as discussed in the section captioned "Timber Properties" above, in January 1996, the Company acquired Lake Superior Land Company, subject to a mortgage loan of $44 million, for $76 million. Lake Superior's timberlands will supply fiber to the Company's pulp and publication papers mills in Quinnesec, Michigan and Sartell, Minnesota.


Competition

   See the first paragraph of Note 14 of "Notes to Financial Statements" on page 52 of the Company's 1995 Annual Report, which paragraph is incorporated by reference herein, for information concerning competitive conditions.

Foreign Operations

   For information concerning sales and income of the Company's foreign subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in Item 7 of this Report from the Company's 1995 Annual Report.

   See the second paragraph of Note 14 of "Notes to Financial Statements" on page 52 of the Company's 1995 Annual Report, which paragraph is incorporated by reference herein, for information concerning the risks associated with the Company's foreign operations.


Employees

   The Company had 24,129 employees at December 31, 1995. Of these, 18,152 were domestic employees, 54% of whom were covered by contracts with labor unions. Overall, 63% of the Company's employees were covered by contracts with labor unions.

   Union contracts covering domestic operations will expire as follows: 1996 - the Pensacola, Florida printing and writing papers mill; 1997 - the Florida, Maine and Georgia wood products operations; 1998 - the Deferiet, New York publication papers mill and the Canton, North Carolina and Hamilton, Ohio printing and writing papers mills; 1999 - the Roanoke Rapids, North Carolina kraft mill and the Lufkin and Sheldon, Texas newsprint mills; 2000 - the Bucksport, Maine and Sartell, Minnesota publication papers mills; 2002 - the Courtland, Alabama printing and writing papers mill.

   The Quinnesec, Michigan publication papers mill is a non-union facility.

   At Weldwood, union contracts covering the Hinton, Alberta pulp mill, the joint venture pulp mill at Quesnel, British Columbia, and all of Weldwood's wood products facilities except the Longlac, Ontario plants, will expire in 1997.
The union contract covering the waferboard plant and the specialty hardwood plywood plant in Longlac, which are expected to be sold soon, will expire in 1996.

   The union contract which covers the paper industry in Brazil, including Champion Papel, is renegotiated each year.


The Environment

   For information regarding environmental capital expenditures, hazardous substance cleanup, environmental legal proceedings and other environmental matters affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in
Item 7 of this Report from the Company's 1995 Annual Report.


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

Item 2.  Properties

   In 1995, the Company's domestic and foreign manufacturing facilities operated at approximately full capacity.

   Reference is made to Item 1 of this Report for information concerning the general character, adequacy and capacity of the principal plants, timber properties and other materially important physical properties of the Company. The following lists show the location, nature and ownership of the Company's principal plants. None of these plants is subject to a mortgage and, except as indicated, all are owned in fee.


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

   (d) The Company operates five plants which convert polyethylene-coated paperboard into milk and juice cartons and one plant which converts polyethylene-coated paperboard into ovenable packaging. All of these plants are located in the United States/2/.


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

      (i)    Bucksport, Maine;
      (ii)   Deferiet, New York;
      (iii)  Quinnesec, Michigan; and
      (iv)   Sartell, Minnesota/3/.


                                   Newsprint

   (f)  Integrated pulp and newsprint mills:

      (i)    Lufkin, Texas; and
      (ii)   Sheldon, Texas.


_________________________
/1/For Courtland, Alabama mill lease information, see Item 1 - "Paper" of this Report.
/2/For lease information regarding one of these plants, located in Athens, Georgia, see Item 1 - "Paper" of this Report.
/3/For Sartell, Minnesota mill lease information, see Item 1 - "Paper" of this Report.

                                      Pulp

   (g) The Company's printing and writing papers mills in Pensacola, Florida and Courtland, Alabama, publication papers mill in Quinnesec, Michigan and newsprint mill in Sheldon, Texas also produce market pulp.

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

   (b) Weldwood operates two softwood plywood plants in Canada. One of these plants is located on leased land.

   (c) Weldwood operates one hardwood plywood plant, in Canada, which Weldwood has agreed to sell as discussed above in the section captioned "Wood Products".

   (d)  The Company operates five softwood lumber mills in the United States.

   (e) Weldwood operates three softwood lumber mills in Canada. One of these mills is located on leased land.

   (f) Each of Babine Forest Products Company and Houston Forest Products Company, joint ventures in which Weldwood has an interest, operates a mill for the production of softwood lumber in Canada. One of these mills is located on leased land.

   (g) Weldwood operates one waferboard plant, in Canada, which Weldwood has agreed to sell as discussed above in the section captioned "Wood Products".


Item 3.  Legal Proceedings

   On November 9, 1992, an action was brought against the Company in the Circuit Court for Baldwin County, Alabama, on behalf of a class consisting of all persons who own land along Perdido Bay in Florida and Alabama. The action originally sought $500 million in compensatory and punitive damages for personal injury, intentional infliction of emotional distress and diminution in property value allegedly resulting from the purported discharge of hazardous substances, including dioxin, from the Company's Pensacola, Florida mill into Eleven Mile Creek, which flows into Perdido Bay. However, in February 1994, the plaintiffs reduced their demand to not more than $50,000 for each class member, and in June 1994, the personal injury claims were dismissed. It is anticipated that the class, which was certified by the court in June 1994, will consist of approximately 2,000 members. The Company and the plaintiffs have entered into an agreement dated March 13, 1996 to settle the action, pursuant to which the Company would pay $5 million to the plaintiffs. The settlement is subject to court approval.

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


Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.


Executive Officers of the Registrant/1/

   John A. Ball (age 67) is a Senior Vice President of the Company, a position which he has held since March 1983. He has responsibility for corporate and marketing communications, governmental affairs, public affairs and facilities services.

   L. Scott Barnard (age 53) is an Executive Vice President of the Company, a position which he has held since August 1992. He has responsibility for sales and marketing for the printing and writing papers and publication papers businesses. From February 1989 to August 1992, he was Vice President-Sales and Marketing for the printing and writing papers and publication papers businesses.

   William H. Burchfield (age 60) is an Executive Vice President of the Company, a position which he has held since November 1982. He has responsibility for the domestic printing and writing papers business.

   Mark V. Childers (age 43) is Senior Vice President-Organizational Development and Human Resources of the Company, a position which he has held since August 1992. From June 1991 to August 1992, he was Vice President-Organizational Development Project of the Company. From August 1988 to June 1991, he was Manager-Organizational Development at the Lufkin, Texas mill.

   Richard J. Diforio, Jr. (age 60) is a Senior Vice President of the Company, a position which he has held since November 1992. He has responsibility for environmental, health and safety affairs. From September 1990 to November 1992, he was Vice President-Environment, Health and Safety of the Company.

   Joe K. Donald (age 53) is an Executive Vice President of the Company, a position which he has held since August 1989. He has responsibility for the publication papers business.

   Mark A. Fuller, Jr. (age 63) is an Executive Vice President of the Company, a position which he has held since August 1980. He has responsibility for the Company's overall marketing program as well as for Nationwide Papers, Champion Export, pulp sales, and sales of wood chemicals and by-products.

   Marvin H. Ginsky (age 65) is Senior Vice President and General Counsel of the Company. He was elected a Senior Vice President in May 1981. He has been the General Counsel since 1973.

   L.C. Heist (age 64) is President and Chief Operating Officer and a director of the Company, positions which he has held since December 1987.
_______________________________
/1/The term of office for each executive officer expires at the Annual Meeting of the Board of Directors of the Company scheduled to be held on May 16, 1996.

   Frank Kneisel (age 58) is Senior Vice President-Finance of the Company, a position which he has held since January 1995. From November 1975 to December 1994, he was Treasurer of the Company. From May 1981 to December 1994, he was a Vice President.

   Burton G. MacArthur, Jr. (age 49) is an Executive Vice President of the Company, a position which he has held since January 1990. He has responsibility for the newsprint and kraft business.

   Kenwood C. Nichols (age 56) is Vice Chairman and a director of the Company, positions which he has held since August 1989. He has been the principal accounting officer of the Company since July 1983. He also has responsibility for internal audit, corporate analysis, tax affairs, management information services, mineral resources, corporate security and the Company's real estate subsidiaries.

   Richard E. Olson (age 58) is an Executive Vice President of the Company, a position which he has held since December 1987. He has responsibility for engineering, technology, manufacturing support and major projects.

   Richard L. Porterfield (age 49) is an Executive Vice President of the Company, a position which he has held since August 1992. He heads the forest products unit, which consists of domestic timberlands operations and the domestic wood products business. From January 1990 to August 1992, he was Senior Vice President- Organizational Development and Human Resources of the Company.

   Andrew C. Sigler (age 64) is Chairman of the Board of Directors and Chief Executive Officer of the Company. He was elected Chairman of the Board effective January 1, 1979. He has served as Chief Executive Officer since 1974 and has been a director since 1973.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   The Company had 20,902 record holders of its Common Stock as of February 29, 1996.

   The Company's Common Stock is traded on the New York Stock Exchange.

   Restrictions on the ability of the Company to pay cash dividends are included in several of the Company's debt instruments and the Company's Restated Certificate of Incorporation. At December 31, 1995, the most restrictive of these limitations required the Company to maintain tangible net worth (as defined below) of at least $2.53 billion. As a result of this requirement, such amount is unavailable for the payment of dividends. Approximately $1.1 billion of tangible net worth at December 31, 1995 was free of such restrictions. Tangible net worth is defined as shareholders' equity minus goodwill, unamortized debt discount and other like intangibles, all determined on a consolidated basis for the Company.

   For information concerning the high and low sales prices of the Company's Common Stock for each quarterly period during the last two years and the amount of dividends paid on the Company's Common Stock in each quarterly period during the last two years, see the section on the inside back cover of the Company's 1995 Annual Report captioned "Common Stock Prices and Dividends Paid". Said section is incorporated by reference herein.


Item 6.  Selected Financial Data

   There is incorporated by reference herein the table on pages 64 and 65 of the Company's 1995 Annual Report captioned "Eleven-Year Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   There is incorporated by reference herein the section on pages 57 to 63 of the Company's 1995 Annual Report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   There is incorporated by reference herein the first paragraph of the section captioned "Legal Proceedings" in Part I of this Report, which updates certain information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Item 8.  Financial Statements and Supplementary Data

   There is incorporated by reference herein the sections of the Company's 1995 Annual Report captioned "Consolidated Income", "Consolidated Retained Earnings", "Consolidated Balance Sheet", "Consolidated Cash Flows", "Notes to Financial Statements" and "Report of Independent Public Accountants", which sections are on pages 37, 38, 39, 40, 41 to 55 and 56, respectively, of the Company's 1995 Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

   See the section captioned "Executive Officers of the Registrant" under Part I of this Report for information concerning the Company's executive officers.

   For information concerning the directors of the Company, see the sections therein captioned "The Board of Directors -The Nominees", "Information on the Nominees and Directors", and "Committees" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 1996. Said sections are incorporated by reference herein.


Item 11.  Executive Compensation

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 1996 the sections therein captioned "The Board of Directors-Directors' Compensation"; and "Executive Compensation-Summary Compensation Table", "Option/SAR Grant Table", "Option/SAR Exercise and Year-End Values Table", "Pension Plan Table", and "Employment and Severance Agreements".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 1996 the sections therein captioned "Principal Shareholders" and "Stock Ownership by Nominees, Directors and Named Executive Officers".


Item 13.  Certain Relationships and Related Transactions

   There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual

Meeting of Shareholders scheduled to be held on May 16, 1996 the section therein captioned "Transactions".


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements. The following Consolidated Financial Statements of Champion International Corporation and Subsidiaries, Notes to Financial Statements and Report of Independent Public Accountants are incorporated by reference herein from the Company's 1995 Annual Report:

                                                                                Caption in Company's
             Description                                                   1995 Annual Report (page number)
             -----------                                                   --------------------------------
Consolidated Statements of Income for each of the
three years in the period ended December 31, 1995............................ Consolidated Income (page 37)

Consolidated Statements of Retained Earnings for each of
the three years in the period ended December 31, 1995............. Consolidated Retained Earnings (page 38)

Consolidated Balance Sheets at December 31, 1995 and 1994............. Consolidated Balance Sheet (page 39)

Consolidated Statements of Cash Flows for each of
the three years in the period ended December 31, 1995.................... Consolidated Cash Flows (page 40)

Notes to Financial Statements............................... Notes to Financial Statements (pages 41 to 55)

Report of Independent Public Accountants with
respect to the financial statements listed above.........Report of Independent Public Accountants (page 56)

     (b)  Financial Statement Schedules.   All Financial Statement Schedules
have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements or Notes to Financial Statements listed under section (a) of this Item 14.

     (c) Exhibits. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.35, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.



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

   4 Letter agreement dated March 29, 1991 of the Company to furnish to the Commission upon request copies of certain instruments with respect to long-term debt (filed by incorporation by reference to Exhibit 4 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

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

  +10.3 Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

  +10.4 Amendment dated as of January 1, 1994 to Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

  +10.5 Champion International Corporation Nonqualified Supplemental Savings Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

  +10.6 Supplemental Retirement and Death Payments Agreement dated as of August 1, 1964, as amended by letter agreement dated January 9, 1965, between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.7 Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987, providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.8 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 19.2 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.9 Amendment dated as of April 21, 1988 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to

               Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.10 Amendment dated as of August 18, 1988 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.11 Amendment dated as of August 18, 1988 to Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.12 Amendment dated as of September 19, 1991 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.13 Amendment dated as of November 17, 1994 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

  +10.14 Agreement dated November 17, 1994 between the Company and Mr. Sigler relating to post-employment consulting services (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

  +10.15 Agreement dated as of August 18, 1988 between the Company and Mr. Heist providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit
               10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.16 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Heist providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.17 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Heist (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.18 Agreement dated as of October 18, 1990 between the Company and Mr. Nichols providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.19 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Nichols providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.20 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.21 Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.22 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Burchfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.23 Amendment dated as of April 21, 1988 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 19.5 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.24 Amendment dated as of September 19, 1991 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.25 Agreement dated as of August 18, 1988 between the Company and Mr. Olson providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.26 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.27 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Olson (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.28 Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut securing certain payments under the contracts listed as Exhibit Numbers 10.7 through 10.27, among others, following a change in control of the Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.29 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut (filed by incorporation by reference to Exhibit
               10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.30 Champion International Corporation Executive Life Insurance Plan (filed by incorpor-ation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.31 Amendment dated as of January 1, 1994 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

  +10.32 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.33 Resolutions of the Board of Directors of the Company adopted on September 19, 1991 relating to the compensation of directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-3053).

  +10.34 Resolutions of the Board of Directors of the Company adopted on August 18, 1994 relating to the compensation of directors (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

  +10.35 Retirement Plan for Outside Directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1992, Commission File No. 1-3053).

  *11 Schedule showing calculation of primary earnings per common share and fully diluted earnings per common share.

  *13 Portions of the Company's 1995 Annual Report which are specifically incorporated by reference herein.

  *21          List of significant subsidiaries of the Company.

  *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

  *23.2        Consent of Arthur Andersen LLP.

  *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.

  *27          Financial Data Schedule.

  (d) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated October 9, 1995 reporting the issuance of a press release announcing certain unaudited consolidated financial results of the Company for the three months and nine months ended September 30, 1995, with the consolidated statement of income for the three months and nine months ended September 30, 1995 and September 30, 1994 and consolidated balance sheet as of September 30, 1995 and December 31, 1994 as exhibits thereto. The Company filed a Current Report on Form 8-K dated November 7, 1995 reporting the sale of $200,000,000 principal amount of the Company's 7.35% Debentures due November 1, 2025, pursuant to the Company's shelf registration statement (No. 33-51217).

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.


                                         CHAMPION INTERNATIONAL CORPORATION
                                                        (Registrant)


                                         By        /s/ Lawrence A. Fox
                                            -------------------------------
                                                   (Lawrence A. Fox)
                                              Vice President and Secretary

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

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
            Andrew C. Sigler*                      Chairman of the Board,                   March 29, 1996
---------------------------------------             Chief Executive Officer
           (Andrew C. Sigler)                       and Director (Principal
                                                    Executive Officer)


            Kenwood C. Nichols*                    Vice Chairman and                        March 29, 1996
---------------------------------------             Director (Principal
           (Kenwood C. Nichols)                     Accounting Officer)



              Frank Kneisel*                       Senior Vice President-                   March 29, 1996
---------------------------------------              Finance (Principal
             (Frank Kneisel)                         Financial Officer)


           Lawrence A. Bossidy*                                                             March 29, 1996
---------------------------------------            Director
          (Lawrence A. Bossidy)

           Robert A. Charpie*
---------------------------------------            Director                                 March 29, 1996
          (Robert A. Charpie)


          Alice F. Emerson*
---------------------------------------            Director                                 March 29, 1996
         (Alice F. Emerson)


           Allan E. Gotlieb*
---------------------------------------            Director                                 March 29, 1996
          (Allan E. Gotlieb)


             L.C. Heist*
---------------------------------------            Director                                 March 29, 1996
            (L.C. Heist)

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
         Sybil C. Mobley*
---------------------------------------            Director                                 March 29, 1996
        (Sybil C. Mobley)


         Lawrence G. Rawl*
---------------------------------------            Director                                 March 29, 1996
        (Lawrence G. Rawl)


         Walter V. Shipley*
---------------------------------------            Director                                 March 29, 1996
        (Walter V. Shipley)


        Richard E. Walton*
---------------------------------------            Director                                 March 29, 1996
       (Richard E. Walton)


          John L. Weinberg*
---------------------------------------            Director                                 March 29, 1996
         (John L. Weinberg)


*By      /s/ Lawrence A. Fox                                                                March 29, 1996
   ------------------------------------
           (Lawrence A. Fox)


  A power of attorney authorizing Lawrence A. Fox, Marvin H. Ginsky and Andrew
C. Sigler and each of them to sign this Report and all amendments hereto as attorneys-in-fact for officers and directors of the registrant is filed as
Exhibit 24 hereto.

                                 EXHIBIT INDEX

     Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.35, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.


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

    4 Letter agreement dated March 29, 1991 of the Company to furnish to the Commission upon request copies of certain instruments with respect to long-term debt (filed by incorporation by reference to Exhibit 4 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

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

  +10.3 Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

  +10.4 Amendment dated as of January 1, 1994 to Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1994,

Exhibit Number                           Description
--------------                           -----------

               Commission File No. 1-3053).

  +10.5 Champion International Corporation Nonqualified Supplemental Savings Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

  +10.6 Supplemental Retirement and Death Payments Agreement dated as of August 1, 1964, as amended by letter agreement dated January 9, 1965, between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.7 Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987, providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.8 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 19.2 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.9 Amendment dated as of April 21, 1988 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 19.1 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.10 Amendment dated as of August 18, 1988 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.11 Amendment dated as of August 18, 1988 to Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.12 Amendment dated as of September 19, 1991 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.13 Amendment dated as of November 17, 1994 to Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

  +10.14 Agreement dated November 17, 1994 between the Company and Mr. Sigler relating to post-employment consulting services (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

Exhibit Number                           Description
--------------                           -----------

  +10.15 Agreement dated as of August 18, 1988 between the Company and Mr. Heist providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit
               10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.16 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Heist providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.17 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Heist (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.18 Agreement dated as of October 18, 1990 between the Company and Mr. Nichols providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.19 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Nichols providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.20 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.21 Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.22 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Burchfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-3053).

  +10.23 Amendment dated as of April 21, 1988 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 19.5 to the Company's Form 10-Q for the quarter ended June 30, 1988, Commission File No. 1-3053).

  +10.24 Amendment dated as of September 19, 1991 to Agreement dated as of February 19, 1987 between the Company and Mr. Burchfield (filed by incorporation by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

Exhibit Number                              Description
--------------                              -----------

  +10.25 Agreement dated as of August 18, 1988 between the Company and Mr. Olson providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.26 Agreement Relating to Legal Expenses dated August 18, 1988 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.27 Amendment dated as of September 19, 1991 to Agreement dated as of August 18, 1988 between the Company and Mr. Olson (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.28 Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut securing certain payments under the contracts listed as Exhibit Numbers 10.7 through 10.27, among others, following a change in control of the Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.29 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut (filed by incorporation by reference to Exhibit
               10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.30 Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.31 Amendment dated as of January 1, 1994 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

  +10.32 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.33 Resolutions of the Board of Directors of the Company adopted on September 19, 1991 relating to the compensation of directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-3053).

  +10.34 Resolutions of the Board of Directors of the Company adopted on August 18, 1994 relating to the compensation of directors (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

Exhibit Number                            Description
--------------                            -----------

  +10.35 Retirement Plan for Outside Directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1992, Commission File No. 1-3053).

  *11 Schedule showing calculation of primary earnings per common share and fully diluted earnings per common share.

  *13 Portions of the Company's 1995 Annual Report which are specifically incorporated by reference herein.

  *21          List of significant subsidiaries of the Company.

  *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

  *23.2        Consent of Arthur Andersen LLP.

  *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.

  *27          Financial Data Schedule.