Form 10-Q
period 1996-03-31
CHAMPION INTERNATIONAL CORP
filed 1996-05-15
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q


(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the quarterly period ended                   March 31, 1996
                                                ------------------------------
OR


 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to

   Commission File Number                                1-3053

                      Champion International Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                                             13-1427390
- -----------------------------------------------              -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
 or organization)                                            Identification No.)


               One Champion Plaza, Stamford, Connecticut   06921
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at April 30, 1996
- ---------------------------------                -------------------------------
 Common stock, $.50 par value                              95,508,094

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)


                                                    Three Months Ended
                                                  -----------------------
                                                         March 31,
                                                  -----------------------
                                                     1996         1995
                                                  ----------   ----------
 Net Sales                                        $1,533,182   $1,634,024

 Costs and Expenses
  Cost of products sold                            1,260,453    1,276,961
  Selling, general and administrative expenses        97,015       96,659
  Interest and debt expense                           54,959       59,717
  Other (income) expense - net (Note 2)              (11,168)     (19,776)
                                                  ----------   ----------
 Total costs and expenses                          1,401,259    1,413,561

 Income Before Income Taxes                          131,923      220,463

 Income Taxes                                         48,274       89,238
                                                  ----------   ----------

 Net Income                                       $   83,649   $  131,225
                                                  ==========   ==========

 Dividends on Preference Stock                           ---        6,938
                                                  ==========   ==========

 Net Income Applicable to Common Stock            $   83,649   $  124,287
                                                  ==========   ==========


 Average Number of Common Shares Outstanding          95,505       93,385
                                                  ==========   ==========

 Earnings Per Common Share (Exhibit 11):
  Primary                                         $      .88   $     1.33
                                                  ==========   ==========
  Fully Diluted                                   $      .88   $     1.26
                                                  ==========   ==========

       Cash dividends declared                    $      .05   $      .05
                                                  ==========   ==========

     The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

            CHAMPION  INTERNATIONAL  CORPORATION AND  SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                                            March 31,    December 31,
                                                              1996          1995
                                                           (unaudited)
                                                          ------------   -----------
ASSETS:
Current Assets:
 Cash and cash equivalents                                 $   249,617   $   317,069
 Short-term investments                                         89,057        98,275
 Receivables - net                                             559,584       641,291
 Inventories                                                   544,442       484,001
 Prepaid expenses                                               27,578        24,841
 Deferred income taxes                                          72,532        75,329
                                                           -----------   -----------
   Total Current Assets                                      1,542,810     1,640,806
                                                           -----------   -----------

Timber and timberlands, at cost - less cost of
 timber harvested                                            2,188,361     2,007,685
                                                           -----------   -----------
Property, plant and equipment, at cost                       8,918,657     8,850,519
 Less - Accumulated depreciation                            (3,418,107)   (3,335,945)
                                                           -----------   -----------
                                                             5,500,550     5,514,574
                                                           -----------   -----------

Other assets and deferred charges                              400,906       380,237
                                                           -----------   -----------
     Total Assets                                          $ 9,632,627   $ 9,543,302
                                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities;
 Current installments of long-term debt                    $   129,218   $    77,760
 Short-term bank borrowings                                    137,075       150,067
 Accounts payable and accrued liabilities                      664,180       726,206
 Income taxes                                                   34,433       125,840
                                                           -----------   -----------
   Total Current Liabilities                                   964,906     1,079,873
                                                           -----------   -----------

Long-term debt                                               2,859,938     2,828,509
                                                           -----------   -----------
Other liabilities                                              673,292       664,010
                                                           -----------   -----------
Deferred income taxes                                        1,307,439     1,218,978
                                                           -----------   -----------
Minority interest in subsidiaries                              109,553       105,241
                                                           -----------   -----------

Shareholders' Equity:
Capital Shares:
  Common (110,257,747 and 110,230,379 shares
    issued at March 31, 1996 and December 31,
    1995, respectively)                                         55,129        55,115
  Capital Surplus                                            1,651,082     1,653,456
Retained Earnings                                            2,696,895     2,618,033
                                                           -----------   -----------
                                                             4,403,106     4,326,604
 Treasury shares, at cost                                     (657,864)     (650,049)
 Cumulative translation adjustment                             (27,743)      (29,864)
                                                           -----------   -----------
   Total Shareholders' Equity                                3,717,499     3,646,691
                                                           -----------   -----------
     Total Liabilities and Shareholders' Equity            $ 9,632,627   $ 9,543,302
                                                           ===========   ===========

     The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)


                                                            Three Months Ended
                                                          ---------------------
                                                                March 31,
                                                          ---------------------
                                                            1996         1995
                                                          ---------   ---------
Cash flows from operating activities:
Net income (loss)                                         $  83,649   $ 131,225

Adjustments to reconcile net income (loss) to net cash
 provided by operations:
 Depreciation expense                                       100,061      96,805
 Cost of timber harvested                                    22,661      18,644
 Net gain on sale of assets                                  (2,960)    (22,976)
 (Increase) decrease in receivables                          82,848     (48,116)
 (Increase) decrease in inventories                         (60,136)    (16,570)
 (Increase) decrease in prepaid expenses                     (2,679)     (4,517)
 Increase (decrease) in accounts payable and accrued
  liabilities                                               (62,539)    (20,541)
 Increase (decrease) in income taxes                        (91,370)     11,736
 Increase (decrease) in other liabilities                   (14,303)     (1,116)
 Increase (decrease) in deferred income taxes                13,675      34,478
 All other - net                                             17,335      21,846
                                                          ---------   ---------
Net cash provided by (used in) operating activities          86,242     200,898
                                                          ---------   ---------

Cash flows from investing activities:
 Expenditures for property, plant and equipment             (73,417)    (56,530)
 Timber and timberlands expenditures                        (30,326)    (42,831)
 Acquisition of timber subsidiary (Note 3)                  (71,775)        ---
 Proceeds from redemption of investments                      9,218         ---
 Proceeds from sales of property, plant and equipment
   and timber and timberlands                                 8,139     130,328
 All other - net                                            (13,292)     (1,729)
                                                          ---------   ---------
Net cash provided by (used in) investing activities        (171,453)     29,238
                                                          ---------   ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                   342,039      36,089
 Payments of current installments of long-term debt
   and long-term debt                                      (313,287)   (183,957)
 Payments to acquire treasury stock                          (7,815)        ---
 Cash dividends paid                                         (4,797)    (11,601)
 All other - net                                              1,619       5,407
                                                          ---------   ---------
Net cash provided by (used in) financing activities          17,759    (154,062)
                                                          ---------   ---------

Increase (decrease) in cash and cash equivalents            (67,452)     76,074

Cash and Cash Equivalents:
Beginning of period                                         317,069      90,948
                                                          ---------   ---------
End of period                                             $ 249,617   $ 167,022
                                                          =========   =========
Supplemental Cash Flow Disclosures:
 Cash paid during the period for:
  Interest (net of capitalized amounts)                   $  44,844   $  47,932
  Income taxes (net of refunds)                             122,776      41,861


     The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

            CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                March 31, 1996


     Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.

     Note 2.

Other (income) expense - net for the three months ended March 31, 1996 includes a charge of $9 million primarily for severance costs at the Hamilton, Ohio, printing and writing papers mill, and income of $7 million for the reduction of reserves associated with certain discontinued operations. The three months ended March 31, 1995 includes a $50 million gain from the sale of certain operations in Canada and a charge of $36 million primarily for the writedown of certain U.S. paper and wood products assets.


     Note 3.

During the first quarter of 1996 the company acquired Lake Superior Land Company for $76 million, before netting $4 million of cash owned by Lake Superior Land Company, as well as an outstanding $44 million mortgage loan. The acquisition was accounted for as a purchase. Liabilities recorded in connection with the acquisition, including purchase accounting adjustments, were the $44 million mortgage loan, $68 million of deferred taxes payable and $13 million of other liabilities.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations


Overall Quarterly Results

The company reported net income in the first quarter of 1996 of $84 million or $.88 per share, fully diluted, compared to last year's first quarter net income of $131 million or $1.26 per share and last quarter's net income of $217 million or $2.26 per share. Operating income in both the paper and wood products segments declined from the year-ago and prior quarters, as discussed below.

Significant Income Statement Line Item Changes

Net sales of $1.53 billion declined from $1.63 billion a year ago and $1.74 billion last quarter. Gross profit on sales was $273 million, compared to $357 million last year and $470 million last quarter. Pre-tax income of $132 million declined from $220 million a year ago and $329 million last quarter. The declines in net sales, gross profit and pre-tax income from last year were due primarily to lower prices for domestic uncoated free sheet papers, market pulp and wood products, as well as lower shipments for most pulp and paper grades and wood products. The declines from last quarter were due principally to lower prices for all of the company's major pulp and paper grades. The aggregate cost of products sold decreased somewhat from last year and last quarter mainly due to reduced paper shipments. Selling, general and administrative expenses were approximately even with last year but significantly higher than last quarter primarily due to the impact of stock price fluctuations on the value of stock appreciation rights.

Interest and debt expense declined from last year primarily due to lower average interest rates on outstanding debt. Interest and debt expense was approximately even with last quarter. Other (income) expense-net decreased from the year-ago quarter, which reflected the sale by the company's Canadian subsidiary, Weldwood of Canada Limited, of certain operations in British Columbia. Compared to last quarter, other (income) expense-net improved principally due to lower expense for minority interest in subsidiaries and reduced charges for discontinued operations.

The income tax provision for the first quarter of 1996 reflected an effective tax rate lower than last year mainly as the result of an increase in the proportion of income derived from Brazilian operations and a corresponding decrease from North American operations. The effective tax rate was higher than last quarter due to the impact of adjustments to the 1995 Brazilian income tax provision on the fourth quarter rate.

Paper Segment

For the company's paper segment, first quarter operating income was $167 million. This compared to income of $230 million a year ago and $367 million last quarter. Total paper, packaging and pulp shipments were 1,386,000 tons in the first quarter, declining from 1,505,000 tons a year ago and 1,448,000 tons last quarter.

Operating income for the domestic printing and writing papers business declined considerably from a year ago and last quarter principally due to lower prices and shipments for uncoated free sheet papers. The average price for domestic uncoated free sheet papers, the principal product of the printing and writing papers business, was $815 per ton in the first quarter of this year, compared to $873 per ton last year and $1,002 per ton last quarter. The average price for coated free sheet papers was somewhat higher than a year ago but slightly lower than last quarter. Shipments of all printing and writing grades were 492,000 tons, compared to 528,000 tons last year and 498,000 tons last quarter, reflecting lower demand, as well as weather-related outages at the Courtland, Alabama; Canton, North Carolina; and Pensacola, Florida mills. Inventory levels increased during the quarter. Although order levels for certain uncoated grades began to improve early in the second quarter, and a price increase for these grades was implemented in late April, average prices remain significantly below those of the first quarter. Maintenance outages are scheduled at the Canton and Courtland mills in the second quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., improved from the year-ago quarter primarily due to higher prices for domestic uncoated free sheet papers, which more than offset the decline in export prices. Operating income declined from last quarter due to lower prices for domestic and export uncoated free sheet papers. Prices continued to decline into the second quarter. The average price for uncoated free sheet papers was $961 per ton this quarter, compared to $855 per ton last year and $1,082 per ton last quarter. Uncoated free sheet papers shipments of 96,000 tons were approximately even with last year and last quarter. Approximately 29% of the company's first quarter consolidated pre-tax income was attributable to the Brazilian subsidiary. A pulp mill maintenance outage is scheduled in the second quarter.

Earnings for the publication papers business improved considerably from the year-ago quarter, but declined significantly from last quarter. The average price for coated groundwood papers was $1,113 per ton this quarter, compared to $900 per ton last year and $1,168 per ton last quarter. Prices for coated free sheet papers also increased from last year and declined from last quarter, while prices for uncoated groundwood papers increased from last year and were the same as last quarter. Shipments of all publication grades of 288,000 tons declined from 321,000 tons last year and 323,000 tons last quarter, as weakening order backlogs resulted in a buildup in inventories. Purchased pulp and wood costs were higher than last year, but lower than last quarter. Prices for all publication grades continued to decline early in the second quarter.

Operating income for the company's U.S. and Canadian market pulp operations declined substantially from last year and last quarter. Weakening demand for pulp, reflecting shorter order backlogs for most grades of paper, and additional pulp capacity in Indonesia resulted in a decline from last year and last quarter in prices for all pulp grades. The average price for Canadian softwood pulp was $500 per ton in the first quarter of this year, compared to $603 last year and $763 last quarter. Prices for northern hardwood and southern pulps also decreased from last year and last quarter. Shipments of all pulp grades were 174,000 tons, compared to 200,000 tons last year and 167,000 tons last quarter.

Inventory levels of pulp increased during the quarter. Maintenance outages are scheduled in the second quarter at all of the company's market pulp mills.

Earnings for the newsprint business improved substantially from last year mainly due to higher prices, but were down somewhat from last quarter primarily due to lower shipments. Average newsprint prices (including freight) of $681 per ton in the first quarter of 1996 compared to $520 per ton last year and $693 per ton last quarter. Shipments of 208,000 short tons of newsprint, specialty and directory grades declined from 234,000 tons last year and 236,000 tons last quarter. Weakening demand resulted in a decline in shipments and an increase in inventories beginning late in the first quarter and continuing into the second quarter. Maintenance outages are scheduled at both of the newsprint mills in the second quarter.

Earnings for the packaging business declined from last year and last quarter primarily due to lower prices for kraft paper and linerboard. Shipments of 128,000 tons were approximately even with last year and last quarter. Order levels and prices for linerboard declined early in the second quarter. A maintenance outage is scheduled at the company's linerboard and kraft paper mill in the second quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of Weldwood, reported first quarter income from operations of $19 million, down from earnings of $49 million a year ago and $27 million last quarter. The decline from last year was due principally to a decrease in average plywood and lumber prices of 11% and 13%, respectively. The decline from last quarter was due mainly to a 6% decrease in average plywood prices. Total wood products shipments were approximately even with last year and higher than last quarter. West coast timber stumpage volumes increased somewhat from last year but declined from last quarter.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales to unaffiliated customers by the company's foreign subsidiaries for the first quarter of 1996 were (U.S.) $201 million, accounting for 13.1% of consolidated net sales of the company. Pre-tax income of the foreign subsidiaries for this year's first quarter was (U.S.) $53 million, accounting for 40.1% of consolidated pre-tax income of the company. Net income (after minority interest) of the foreign subsidiaries for the first quarter of 1996 was (U.S.) $36 million, accounting for 42.5% of consolidated net income of the company.

Labor Contracts

Negotiations are under way for a new labor contract at the Pensacola, Florida, paper mill. The existing labor contract expires in June.

Financial Condition

The company's current ratio was 1.6 to 1 at March 31, 1996 as compared to 1.5 to 1 at year-end 1995. Total debt to total capitalization was 38% at March 31, 1996 and year-end 1995.

Significant Balance Sheet Line Item Changes

Receivables decreased by $82 million from December 31, 1995 primarily due to substantial price decreases for uncoated free sheet papers and market pulp, as well as reduced shipments for several of the company's major paper grades. Inventories increased by $60 million, reflecting the reduced shipments. Timber and timberlands - net increased by $181 million mainly due to the acquisition of Lake Superior Land Company, which owns approximately 290,000 acres of forest lands in Michigan and Wisconsin. Accounts payable and accrued liabilities decreased by $62 million primarily due to the timing of payments. Income taxes payable decreased by $91 million, as $123 million in payments were made in the first quarter of 1996 for U.S. and foreign income taxes. The deferred income tax liability increased by $88 million, which included $69 million recorded in connection with the Lake Superior Land Company acquisition. For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

Cash Flows Statement - General

In the first three months of 1996, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the acquisition of Lake Superior Land Company) and its financing activities (principally debt payments, cash dividends, and the purchase of shares of the company's common stock). The difference was financed through borrowings and the use of cash and cash equivalents. In the first three months, net borrowings generated cash proceeds of $29 million; long-term debt (including current installments) increased by $83 million, including a $44 million mortgage loan of Lake Superior Land Company which was outstanding at the time of its acquisition. Cash and cash equivalents decreased by $68 million in the first three months to a total of $250 million, $192 million of which was held by the company's Canadian and Brazilian subsidiaries.

In the first three months of 1995, the company's net cash provided by operating activities and asset sales exceeded the requirements of its investing activities (principally capital expenditures). The approximate excess was used to pay dividends as well as a portion of the company's long-term debt (including current installments) and to increase cash and cash equivalents. Long-term debt (including current installments) declined by $158 million and cash and cash equivalents increased by $76 million in the first three months of 1995.

Cash Flows Statement - Operating Activities

For the first three months, net cash provided by operating activities of $86 million declined from $201 million a year ago. The decrease was due primarily to lower earnings, higher income tax payments, higher inventories and lower accounts payable and accrued liabilities, partially offset by a decrease in receivables.

Cash Flows Statement - Investing Activities

For the first three months, net cash used in investing activities of $171 million compared to net cash provided by investing activities of $29 million a year ago. The change was due principally to the acquisition of Lake Superior Land Company for $76 million (as well as the outstanding $44 million mortgage loan referred to above), and a decline in net proceeds from asset sales attributable to the sale of certain operations in Canada last year.

As a result of the decline in earnings in the first quarter of 1996 and the continuation into the second quarter of low price levels for several pulp and paper grades, the company has reduced anticipated capital spending for 1996 from $660 million to $550 million. Further reductions may occur if market conditions for pulp and paper do not improve.

On April 9, 1996, the company sold the lumber mill at Abbeville, Alabama, to Abbeville Forest Products, Inc. for approximately $1.4 million. The facility, with an annual capacity of 79 million board feet, had been closed indefinitely effective June 9, 1995.

On April 1, 1996, Weldwood sold is Longlac, Ontario, hardwood plywood and waferboard plants and related timber supply rights to a subsidiary of Kruger Inc. The two plants have annual capacities of 80 million square feet (3/8" basis) of hardwood plywood and 160 million square feet (3/8" basis) of waferboard.

Cash Flows Statement - Financing Activities

Net cash provided by financing activities of $18 million compared to net cash used in financing activities of $154 million a year ago. The change was primarily due to an increase in debt in 1996 compared to a reduction in debt in 1995, which in turn reflected the decrease in net cash provided by operating activities and the increase in net cash used in investing activities this year, as discussed above.

At March 31, 1996, the company had $31 million of U.S. commercial paper outstanding, all of which is classified as long-term debt, down from $58 million at year-end 1995. At December 31, 1995, the company had $40 million of notes outstanding under its U.S. bank lines of credit. At March 31, 1996, no notes were outstanding under these lines of credit. Domestically, at March 31, 1996, $31 million of the company's unused bank lines of credit of $1,250 million supported the classification of commercial paper as long-term debt. At March 31, 1996, Weldwood had unused bank lines of credit of $184 million.

On February 20, 1996, the company borrowed $200 million through the issuance of 6.40% Debentures due February 15, 2026. The net proceeds of this issue were used to pay a portion of the company's commercial paper and all of its short-term notes at maturity.

On April 22, 1996, Weldwood of Canada Limited, the company's majority-owned Canadian subsidiary, announced that it had been requested by the company to propose a plan of arrangement pursuant to which each of the approximately 6.2 million shares of Weldwood not owned by the company would be surrendered and canceled in exchange for (Cdn) $40.50. Upon consummation of the plan of arrangement, Weldwood would become a wholly-owned subsidiary of the company. The plan of arrangement is subject to approval by the minority shareholders of Weldwood at a meeting expected to be held in June as well as approval by the Supreme Court of British Columbia.

The annual principal payment requirements under the terms of all long-term agreements for the period from April 1 through December 31, 1996 are $79 million and for the years 1997 through 2000 are $180 million, $280 million, $316 million and $205 million, respectively.

The Environment

Environmental Legal Proceedings

There is incorporated by reference herein the information under Item 1. Legal Proceedings in Part II of this report.

PART II.  OTHER INFORMATION

CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1.  Legal Proceedings.

As most recently reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, on November 9, 1992, an action was brought against the company in the Circuit Court for Baldwin County, Alabama, on behalf of a class consisting of all persons who own land along Perdido Bay in Florida and Alabama. The action originally sought $500 million in compensatory and punitive damages for personal injury, intentional infliction of emotional distress and diminution in property value allegedly resulting from the purported discharge of hazardous substances, including dioxin, from the company's Pensacola, Florida mill into Eleven Mile Creek, which flows into Perdido Bay. However, in February 1994, the plaintiffs reduced their demand to not more than $50,000 for each class member, and in June 1994, the personal injury claims were dismissed. On May 3, 1996, the court approved a settlement of the action providing for a payment of $5 million by the company. The court's approval is subject to appeal through June 14, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

(a) See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated January 9, 1996 reporting the issuance of a press release announcing certain unaudited consolidated financial results of the company for the three months and twelve months ended December 31, 1995, with the consolidated statement of income for the three months and twelve months ended December 31, 1995 and December 31, 1994 as an exhibit thereto.

    The company filed a Current Report on Form 8-K dated February 7, 1996 reporting the sale of $200 million aggregate principal amount of the company's 6.40% Debentures due February 15, 2026, pursuant to the company's registration statement (No. 33-62819). The Form 8-K also reported the issuance of a press release announcing weather-related outages at several facilities, related equipment repair costs and continuing price declines for certain of the company's pulp and paper grades.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.





                                      Champion International Corporation
                                      ----------------------------------
                                               (Registrant)



     Date:     May 13, 1996                    John M. Nimons
     -----------------------          ----------------------------------
                                                (Signature)

                                      John M. Nimons
                                      Vice President and Controller






     Date:     May 13, 1996                   Kenwood C. Nichols
     -----------------------          ----------------------------------
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