Form 10-Q
period 1996-06-30
CHAMPION INTERNATIONAL CORP
filed 1996-08-13
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q

(Mark One)

 [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

        For the quarterly period ended                   June 30, 1996
                                        --------------------------------------

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
                                        --------------------------------------

                                    Champion International Corporation
- ------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                  New York                                       13-1427390
- ------------------------------------------------        ----------------------
State or other jurisdiction of incorporation              (I.R.S. Employer
or organization                                          Identification No.)


               One Champion Plaza, Stamford, Connecticut 06921
               -------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
               ------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


   Yes     X         No
        --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at July 31, 1996
- ----------------------------------------      --------------------------------
  Common stock, $.50 par value                           95,525,550

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)


                                                          Six Months Ended                     Three Months Ended
                                                     ---------------------------          ---------------------------
                                                               June 30,                             June 30,
                                                     ---------------------------          ---------------------------
                                                       1996               1995              1996               1995
                                                     --------           --------          --------           --------
Net Sales                                             $ 2,977,766        $ 3,390,456       $ 1,444,584        $ 1,756,432

Costs and Expenses
    Cost of products sold                               2,546,870          2,587,970         1,286,417          1,311,009
    Selling, general and administrative expenses          188,286            194,832            91,271             98,173
    Interest and debt expenses                            108,178            114,528            53,219             54,811
    Other (income) expense - net (Note 2)                 (19,856)           (31,253)           (8,688)           (11,477)
                                                      ------------        -----------       -----------        -----------
Total costs and expenses                                2,823,478          2,866,077         1,422,219          1,452,516

Income Before Income Taxes                                154,288            524,379            22,365            303,916

Income Taxes                                               55,087            205,621             6,813            116,383
                                                      ------------        -----------       -----------        -----------

Net Income                                            $    99,201         $  318,758        $   15,552         $  187,533
                                                      ============        ===========       ===========        ===========

Dividends on Preference Stock                                ---              13,258               ---              6,320
                                                      ============        ===========       ===========        ===========

Net Income Applicable to Common Stock                 $    99,201         $  305,500        $   15,552         $  181,213
                                                      ============        ===========       ===========        ===========


Average Number of Common Shares Outstanding                95,508             93,536            95,511             93,686
                                                      ============        ===========       ===========        ===========

Earnings Per Common Share (Exhibit 11):
        Primary                                       $      1.04         $     3.27        $     0.16         $     1.93
                                                      ============        ===========       ===========        ===========
        Fully Diluted                                 $      1.04         $     3.04        $     0.16         $     1.79
                                                      ============        ===========       ===========        ===========


        Cash dividends declared                       $       .10         $      .10        $      .05         $      .05
                                                      ============        ===========       ===========        ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)


                                                        June 30,           December 31,
                                                         1996                 1995
ASSETS:                                               (unaudited)
                                                     --------------       -------------
Current Assets:
 Cash and cash equivalents                          $    322,130          $   317,069
 Short-term investments                                   53,391               98,275
 Receivables - net                                       560,214              641,291
 Inventories                                             424,467              484,001
 Prepaid expenses                                         41,618               24,841
 Deferred income taxes                                    74,054               75,329
                                                    -------------         ------------
  Total Current Assets                                 1,475,874            1,640,806
                                                    -------------         ------------

Timber and timberlands, at cost - less cost of
 timber harvested                                      2,199,796            2,007,685
                                                    -------------         ------------
Property, plant and equipment, at cost                 9,001,044            8,850,519
 Less - Accumulated Depreciation                      (3,491,412)          (3,335,945)
                                                    -------------         ------------
                                                       5,509,632            5,514,574
                                                    -------------         ------------

Other assets and deferred charges                        474,776              380,237
                                                    -------------         ------------
      Total Assets                                  $  9,660,078          $ 9,543,302
                                                    =============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
 Current installments of long-term debt             $    154,660          $    77,760
 Short-term bank borrowings                              134,864              150,067
 Accounts payable and accrued liabilities                676,935              726,206
 Income taxes                                              5,090              125,840
                                                    -------------         ------------
  Total Current Liabilities                              971,549            1,079,873
                                                    -------------         ------------

Long-term debt                                         2,862,365            2,828,509
                                                    -------------         ------------
Other liabilities                                        674,227              664,010
                                                    -------------         ------------
Deferred income taxes                                  1,313,179            1,218,978
                                                    -------------         ------------
Minority interest in subsidiaries (Note 4)               112,613              105,241
                                                    -------------         ------------

Shareholders' Equity:
 Capital Shares:
   Common (110,289,679 and 110,230,379
    shares issued at June 30, 1996 and
    December 31, 1995, respectively)                      55,145               55,115
   Capital Surplus                                     1,650,608            1,653,456
Retained Earnings                                      2,707,659            2,618,033
                                                    -------------         ------------
                                                       4,413,412            4,326,604
                                                    -------------         ------------
Treasury shares, at cost                                (657,864)            (650,049)
Cumulative translation adjustment                        (29,403)             (29,864)
                                                    -------------         ------------
 Total Shareholders' Equity                            3,726,145            3,646,691
                                                    -------------         ------------
   Total Liabilities and Shareholders' Equit        $  9,660,078          $ 9,543,302
                                                    =============         ============


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.




                     CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS (unaudited)
                                  (in thousands of dollars)

                                                                      Six Months Ended
                                                             ------------------------------------
                                                                          June 30,
                                                             ------------------------------------
                                                                 1996                    1995
                                                             ------------            ------------
Cash flows from operating activities:
Net income                                                   $     99,201            $    318,758

Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation expense                                           200,838                 193,926
   Cost of timber harvested                                        42,800                  37,798
   Net gain on sale of assets                                      (3,894)                (36,167)
   (Increase) decrease in receivables                              82,043                (110,429)
   (Increase) decrease in inventories                              (5,600)                 11,872
   (Increase) decrease in prepaid expenses                        (16,742)                (16,903)
   Increase (decrease) in accounts payable and
     accrued liabilities                                          (64,028)                 (7,905)
   Increase (decrease) in income taxes                           (120,458)                 45,765
   Increase (decrease) in other liabilities                       (18,653)                  7,684
   Increase (decrease) in deferred income taxes                    15,273                  64,136
   All other - net                                                  1,430                  53,445
                                                             -------------           -------------
Net cash provided by operating activities                         212,210                 561,980
                                                             -------------           -------------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                (185,778)               (154,089)
   Timber and timberlands expenditures                            (60,677)               (119,970)
   Acquisition of timber subsidiary (Note 3)                      (71,990)                    ---
   Proceeds from redemption of investments                         44,884                     ---
   Proceeds from sales of property, plant and equipment
     and timber and timberlands                                    17,805                 182,886
   All other - net                                                  3,982                 (11,489)
                                                             -------------           -------------
Net cash used in investing activities                            (251,774)               (102,662)
                                                             -------------           -------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                       508,899                 276,851
   Payments of current installments of long-term debt
     and long-term debt                                          (449,474)                (80,095)
   Cash dividends paid                                             (9,579)                (22,596)
   Payments to acquire treasury stock                              (7,815)               (492,729)
   All other - net                                                  2,594                  23,911
                                                             -------------           -------------
Net cash provided by (used in) financing activities                44,625                (294,658)
                                                             -------------           -------------

Increase in cash and cash equivalents                               5,061                 164,660

Cash and Cash Equivalents:
Beginning of period                                               317,069                  90,948
                                                             -------------           -------------
End of period                                                $    322,130            $    255,608
                                                             =============           =============

Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest (net of capitalized amounts)                   $    102,593            $    120,043
     Income taxes (net of refunds)                                153,116                  91,168

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 June 30, 1996



Note 1

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of normal recurring nature.


Note 2.

Other income (expense) - net for the three months and six months ended June 30, 1995 includes gains of $39 million and $89 million, respectively, from the sales of certain operations in Canada and charges of $32 million and $68 million, respectively, primarily for the writedown of certain U.S. paper and wood products assets.


Note 3.

During the first quarter of 1996 the company acquired Lake Superior Land Company for $76 million, before netting $4 million of cash owned by Lake Superior Land Company, as well as an outstanding $44 million mortgage loan. The acquisition was accounted for as a purchase. Liabilities recorded in connection with the acquistion, including purchase accounting adjustments, were the $44 million mortgage loan, $68 million deferred taxes payable and $13 million of other liabilities.


Note 4.

On July 3, 1996, Weldwood of Canada Limited acquired all of its publicly-held shares for approximately (U.S.) $190 million and became a wholly-owned subsidiary of Champion.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
         of Operations.
         --------------

Results of Operations
- ---------------------

Overall Quarterly Results

The company reported net income in the second quarter of 1996 of $16 million or $.16 per share, compared to last year's second quarter net income of $188 million or $1.79 per share, fully diluted, and last quarter's net income of $84 million or $.88 per share.

Significant Income Statement Line Item Changes

Net sales of $1.44 billion declined from $1.76 billion a year ago and $1.53 billion last quarter. Gross profit on sales was $158 million, compared to $445 million last year and $273 million last quarter. Pre-tax income of $22 million declined from $304 million a year ago and $132 million last quarter. The declines in net sales, gross profit and pre-tax income from last year were due primarily to lower prices for uncoated and coated free sheet papers, market pulp and plywood and, to a lesser extent, lower shipments for all coated paper grades, plywood and lumber. The declines from last quarter were due principally to lower prices for all of the company's major pulp and paper grades. The aggregate cost of products sold decreased somewhat from last year and increased somewhat from last quarter mainly due to changes in pulp and paper shipments as discussed below. Selling, general and administrative expenses were down from both last year and last quarter due mainly to the impact of stock price fluctuations on the value of stock appreciation rights.

The income tax provision for the second quarter of 1996 reflected an effective tax rate lower than last year and last quarter mainly as the result of an increase in the proportion of income derived from Brazilian operations and a corresponding decrease from North American operations.

Year-to-Date Results

For the first six months, the company reported net income of $99 million or $1.04 per share, compared to net income of $319 million or $3.04 per share, fully diluted, a year ago.


Paper Segment

For the company's paper segment, second quarter operating income was $ 44 million. This compared to income of $344 million a year ago and $167 million last quarter. Total paper, packaging and pulp shipments were 1,522,000 tons in the second quarter, compared to 1,528,000 tons a year ago and 1,386,000 tons last quarter.

The operating loss for the domestic printing and writing papers business represented a significant decline from the operating income of a year ago and last quarter principally due to lower prices for uncoated and coated free sheet papers. The average price for domestic uncoated free sheet papers, the principal product of the printing and writing papers business, was $706 per ton in the second quarter of this year, compared to $984 per ton last year and $815 per ton last quarter. The average price for coated free sheet papers was $1,149 this quarter, compared to $1,202 a year ago and $1,228 last quarter. Shipments of all printing and writing grades were 521,000 tons, compared to 530,000 tons last year and 492,000 tons last quarter. A price increase for most grades of uncoated free sheet papers was implemented late in the second quarter of 1996. Prices for coated free sheet papers continued to decline early in the third quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., declined from the year-ago quarter and last quarter primarily due to lower prices for both domestic and export uncoated free sheet papers. The overall average price for uncoated free sheet papers was $813 per ton in the second quarter of this year, compared to $1,047 per ton last year and $961 per ton last quarter. Prices for domestic uncoated free sheet papers continued to decline into the third quarter, while export prices improved somewhat. Uncoated free sheet papers shipments of 98,000 tons were approximately even with last year and last quarter. For the first six months of 1996, approximately 37.4% of the company's consolidated pre-tax income was attributable to the Brazilian subsidiary.

Earnings for the publication papers business declined from a year ago principally due to lower prices for coated free sheet papers, as well as lower shipments for all grades. Earnings declined from last quarter mainly due to lower prices for all grades. The average price for coated groundwood papers was $1,003 per ton this quarter and last year, compared to $1,107 per ton last quarter. Prices for coated free sheet papers declined from last year and last quarter, while prices for uncoated groundwood papers were approximately even with last year and down from last quarter. Shipments of all publication grades of 284,000 tons declined from 330,000 tons last year and were approximately even with last quarter. Prices for all publication grades continued to decline early in the third quarter.

The operating loss for the company's U.S. and Canadian market pulp operations represented a substantial decline from the operating income of last year and last quarter. Weak demand for pulp, reflecting short order backlogs for most grades of paper, as well as pulp capacity additions in Indonesia in late 1995, resulted in a price decline from last year and last quarter for all pulp grades. The average price for Canadian softwood pulp was $362 per ton in the second quarter of this year, compared to $683 per ton last year and $500 per ton last quarter. Average prices for northern hardwood and southern pulp grades also decreased from last year and last quarter. Shipments of all pulp grades of 267,000 tons increased from 208,000 tons last year and 174,000 tons last quarter due to improved demand late in the second quarter. As a result, inventory levels of all grades of pulp decreased substantially in the second quarter. A price increase for northern hardwood and southern pulp grades was effective June 1. A price increase for all grades was implemented effective July 1.

Earnings for the newsprint business declined from last year primarily due to lower shipments of specialty and directory grades and higher costs resulting from scheduled maintenance outages. Earnings declined from last quarter principally due to lower prices. Average newsprint prices (including freight) of $600 per ton in the second quarter of 1996 compared to $604 per ton last year and $681 per ton last quarter. Shipments of 236,000 short tons of newsprint, specialty and directory grades were approximately even with last year and increased from 208,000 tons last quarter. Newsprint prices continued to decline early in the third quarter.

Break-even results for the packaging business represented a decline from the operating income of a year ago and last quarter. The decline from last year was mainly due to lower prices for kraft paper and linerboard and reduced shipments of linerboard. The decline from last quarter was primarily due to lower prices for linerboard and reduced shipments of kraft paper and linerboard. Shipments of 116,000 tons declined from 126,000 tons last year and 128,000 tons last quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the company's Canadian subsidiary, Weldwood of Canada Limited, reported second quarter income from operations of $29 million, up from $28 million a year ago and $19 million last quarter. The improvement from last quarter was principally due to a 20% increase in lumber prices and lower purchased wood costs. Compared to last year, plywood prices were 20% lower, lumber prices were approximately the same and purchased wood costs were lower. Total wood products shipments declined from last year and last quarter due to the closure of various wood products facilities. West coast timber stumpage prices declined from both last year and last quarter.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales to unaffiliated customers by the company's foreign subsidiaries for the first six months of 1996 were (U.S.) $389 million, accounting for 13% of consolidated net sales of the company. Pre-tax income of the foreign subsidiaries for the first six months of 1996 was (U.S.) $77.8 million, accounting for 50.4% of the consolidated pre-tax income of the company. Net income (after minority interest) of the foreign subsidiaries for the first six months of 1996 was (U.S.) $52.2 million, accounting for 52.6% of consolidated net income of the company.

Labor Contracts

A new five-year labor contract was ratified in June at the Pensacola, Florida, paper mill.


Financial Condition
- -------------------

The company's current ratio was 1.5 to 1 at June 30, 1996 as compared to 1.6 to 1 at March 31, 1996 and 1.5 to 1 at year-end 1995. Total debt to total capitalization was 38% at June 30, 1996, March 31, 1996 and year-end 1995.

Significant Balance Sheet Line Item Changes

Short-term investments declined by $45 million from December 31, 1995 to partially fund the income tax payments and the reduction in accounts payable and accrued liabilities discussed below. Receivables decreased by $81 million mainly due to substantial price decreases for all of the company's major pulp and paper grades. Inventories decreased by $60 million, primarily as a result of reclassifying $58 million of maintenance parts as other assets. Timber and timberlands - net increased by $192 million principally due to the acquisition of Lake Superior Land Company in the first quarter of 1996. Other assets and deferred charges increased by $95 million reflecting the reclassification of maintenance parts from inventory, an increase in the company's pension contributions and the acquisition of real estate land as part of the purchase of Lake Superior Land Company. Accounts payable and accrued liabilities decreased by $49 million mainly due to the timing of payments. Income taxes payable decreased by $121 million due to payments made in the first half of 1996 for U.S. and foreign income taxes. The deferred income tax liability increased by $94 million, which included $69 million recorded in connection with the Lake Superior Land Company acquisition. For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

Cash Flows Statement - General

In the first six months of 1996, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the acquisition of Lake Superior Land Company) and its financing activities (principally debt payments, cash dividends and the purchase of shares of the company's common stock). The difference was financed through borrowings. In the first six months, net borrowings generated cash proceeds of $59 million; long-term debt (including current installments) increased by $111 million, including a $44 million mortgage loan of Lake Superior Land Company which was outstanding at the time of its acquisition. Cash and cash equivalents increased by $5 million in the first six months to a total of $322 million, $282 million of which was held by the company's Canadian and Brazilian subsidiaries.

In the first six months of 1995, the company's net cash provided by operating activities and asset sales exceeded the requirements of its investing activities (principally capital expenditures). The approximate excess, together with net borrowings, was used to pay dividends, purchase shares of the company's common stock and increase cash and cash equivalents. Net borrowings generated cash proceeds of $197 million, while cash and cash equivalents increased by $165 million in the first six months of 1995.

Cash Flows Statement - Operating Activities

For the first six months, net cash provided by operating activities of $212 million declined from $562 million a year ago. The decrease was due primarily to lower earnings, higher income tax payments and lower accounts payable and accrued liabilities, partially offset by a decrease in receivables.

Cash Flows Statement - Investing Activities

For the first six months, net cash used in investing activities of $252 million increased from $103 million a year ago. The increase was due mainly to the acquisition of Lake Superior Land Company for $76 million (as well as a $44 million mortgage loan which was outstanding at the time of its acquisition), and a decline in net proceeds from asset sales attributable to the sale of certain operations in Canada last year.

On June 13, 1996, the company sold the lumber mill at Klickitat, Washington, to Klickitat Valley Sawmills, Inc. The facility, with an annual capacity of 85 million board feet, had been permanently closed on November 6, 1994.

The company's Brazilian subsidiary is currently negotiating the possible purchase of Amapa Florestal e Celulose (AMCEL), a Brazilian company that owns approximately 430,000 acres of land and a chip mill in the State of Amapa, Brazil.

Cash Flows Statement - Financing Activities

Net cash provided by financing activities of $45 million compared to net cash used in financing activities of $295 million a year ago. The change reflects several factors, principally the purchase of shares of common stock by the company last year.

At June 30, 1996, the company had $93 million of U.S. commercial paper outstanding, all of which is classified as long-term debt, up from $31 million at March 31, 1996 and $58 million at year-end 1995. At December 31, 1995, the company had $40 million of notes outstanding under its U.S. bank lines of credit. At June 30, 1996 and March 31, 1996, no notes were outstanding under these lines of credit.

Domestically, at June 30, 1996, $93 million of the company's unused bank lines of credit of $1,250 million supported the classification of commercial paper as long-term debt. At June 30, 1996, Weldwood had unused bank lines of credit of $183 million.

On July 3, 1996, Weldwood of Canada Limited acquired all of its publicly-held shares for approximately (U.S.) $190 million and became a wholly-owned subsidiary of the company. Prior to the acquisition, approximately 16% of Weldwood's shares were held by the public.

The annual principal payment requirements under the terms of all long-term agreements for the period from July 1 through December 31, 1996 are $25 million and for the years 1997 through 2000 are $230 million, $330 million, $298 million and $205 million, respectively.


The Environment
- ---------------

Environmental Legal Proceedings

There is incorporated by reference herein the information under Item 1. Legal Proceedings in Part II of this report.

                          PART II.  OTHER INFORMATION

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES



Item 1.  Legal Proceedings.
- ---------------------------

As most recently reported in the company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, on November 9, 1992, an action was brought against the company in the Circuit Court for Baldwin County, Alabama, on behalf of a class consisting of all persons who own land along Perdido Bay in Florida and Alabama. The action originally sought $500 million in compensatory and punitive damages for personal injury, intentional infliction of emotional distress and diminution in property value allegedly resulting from the purported discharge of hazardous substances, including dioxin, from the company's Pensacola, Florida mill into Eleven Mile Creek, which flows into Perdido Bay. However, in February 1994, the plaintiffs reduced their demand to not more than $50,000 for each class member, and in June 1994, the personal injury claims were dismissed. On May 3, 1996, the court approved a settlement of the action providing for a payment of $5 million by the company. The time has expired for any appeal of the court's approval of the settlement and, accordingly, the settlement is final.

As most recently reported in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, in February 1994, the company received a notice of violation from the Texas Natural Resources Conservation Commission alleging unauthorized air emissions from the company's Sheldon, Texas mill. The notice of violation alleged several violations, certain of which have been resolved without penalty. In June 1996, the company agreed to settle the remaining violations for $470,400.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

(a) The Annual Meeting of Shareholders of the company was held on May 16, 1996.

(b)             N/A

(c) (i) Five nominees were elected to the Board of Directors at the 1996 Annual Meeting.

                Lawrence A. Bossidy - 80,523,438 votes were cast in favor of his election and 1,245,361 votes were withheld.

                Robert A. Charpie - 80,515,471 votes were cast in favor of his election and 1,253,328 votes were withheld.

                Alice F. Emerson - 80,503,001 votes were cast in favor of her election and 1,265,798 votes were withheld.

                Allan E. Gotlieb - 80,514,214 votes were cast in favor of his election and 1,254,585 votes were withheld.

                Kenwood C. Nichols - 80,525,673 votes were cast in favor of his election and 1,243,126 votes were withheld.

     (ii) The shareholders approved the appointment of Arthur Andersen LLP as the company's auditors for 1996. There were 81,542,645 votes cast in favor of the proposal, 95,306 votes cast against the proposal and 130,848 abstentions.

(d)             N/A


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(a)             See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated June 4, 1996 reporting the issuance of a press release announcing (a) the election of Richard E. Olson as Chairman and Chief Executive Officer and Kenwood C. Nichols as Vice Chairman and Executive Officer effective October 1, 1996 and (b) the election of Richard E. Olson as a member of the Board of Directors of the company effective June 4, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.






                                         Champion International Corporation
                                         -------------------------------------
                                                   (Registrant)







Date:    August 13, 1996                            John M. Nimons
- --------------------------------         -------------------------------------
                                                      (Signature)

                                         John M. Nimons
                                         Vice President and Controller






Date:    August 13, 1996                          Kenwood C. Nichols
- --------------------------------         -------------------------------------
                                                      (Signature)

                                         Kenwood C. Nichols
                                         Vice Chairman

                                 EXHIBIT INDEX



Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.


 3.1 -  By-Laws of the company.

10.1 - Amendment dated as of July 17, 1996 to Champion International Corporation Nonqualified Supplemental Savings Plan.

10.2 - Second amendment dated as of July 17, 1996 to Champion International Corporation Executive Life Insurance Plan.

  11 - Calculation of Primary Earnings Per Common Share and Fully Diluted Earnings per Common Share (unaudited).

  27 -  Financial Data Schedule (unaudited).