Form 10-Q
period 1996-09-30
CHAMPION INTERNATIONAL CORP
filed 1996-11-13
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended           September 30, 1996
                                     -------------------------------------

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     --------------------------------------

Commission File Number                                 1-3053
                                     --------------------------------------

                      Champion International Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 New York                               13-1427390
------------------------------------------- ------------------------------------
       State or other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization

               One Champion Plaza, Stamford, Connecticut   06921
            ------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at October 31, 1996
----------------------------------             --------------------------------
  Common stock, $.50 par value                            95,547,009

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.
------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)

                                                           Nine Months Ended                Three Months Ended
                                                             September 30,                    September 30,
                                                    -------------------------------  --------------------------------
                                                          1996            1995            1996             1995
                                                    --------------- ---------------  ---------------  ---------------
Net Sales                                          $4,448,247      $5,231,120        $1,470,481       $1,840,664

Costs and Expenses:
   Cost of products sold                            3,829,869       3,885,513         1,283,000        1,297,543
   Selling, general and administrative expenses       285,596         300,627            97,308          105,795
   Interest and debt expenses                         162,394         172,239            54,217           57,711
   Other (income) expense - net (Note 2)              (29,416)        (35,288)           (9,560)          (4,035)
                                                   ----------      ----------        ----------       ----------
Total costs and expenses                            4,248,443       4,323,091         1,424,965        1,457,014

Income Before Income Taxes                            199,804         908,029            45,516          383,650

Income Taxes                                           68,602         353,688            13,515          148,067
                                                   ----------      ----------        ----------       ----------

Net Income                                         $  131,202      $  554,341        $   32,001       $  235,583
                                                   ==========      ==========        ==========       ==========

Dividends on Preference Stock                             ---          13,258               ---              ---
                                                   ==========      ==========        ==========       ==========

Net Income Applicable to Common Stock              $  131,202      $  541,083        $   32,001       $  235,583
                                                   ==========      ==========        ==========       ==========


Average Number of Common Shares Outstanding            95,515          94,213            95,529           95,568
                                                   ==========      ==========        ==========       ==========

Earnings Per Common Share (Exhibit 11):
   Primary                                         $     1.37      $     5.74        $      .33       $     2.47
                                                   ==========      ==========        ==========       ==========
   Fully Diluted                                   $     1.37      $     5.43        $      .33       $     2.44
                                                   ==========      ==========        ==========       ==========


   Cash dividends declared                          $     .15      $      .15        $      .05       $      .05
                                                   ==========      ==========        ==========       ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)


                                                                    September 30,     December 31,
                                                                         1996             1995
                                                                      (unaudited)
                                                                    -------------     -------------
  ASSETS:

  Current Assets:
    Cash and cash equivalents                                        $  283,906        $  317,069
    Short-term investments                                                3,671            98,275
    Receivables - net                                                   558,503           641,291
    Inventories                                                         429,899           484,001
    Prepaid expenses                                                     33,266            24,841
    Deferred income taxes                                                72,698            75,329
                                                                     ----------        ----------
    Total Current Assets                                              1,381,943         1,640,806
                                                                     ----------        ----------

  Timber and timberlands, at cost - less cost of
    timber harvested                                                  2,260,910         2,007,685
                                                                     ----------        ----------
  Property, plant and equipment, at cost                              9,163,213         8,850,519
    Less - Accumulated Depreciation                                  (3,569,709)       (3,335,945)
                                                                     ----------        ----------
                                                                      5,593,504         5,514,574
                                                                     ----------        ----------

  Other assets and deferred charges                                     465,441           380,237
                                                                     ----------        ----------
     Total Assets                                                    $9,701,798        $9,543,302
                                                                     ==========        ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current Liabilities:
    Current installments of long-term debt                           $  129,660        $   77,760
    Short-term bank borrowings                                          138,042           150,067
    Accounts payable and accrued liabilities                            671,103           726,206
    Income taxes                                                          8,374           125,840
                                                                     ----------        ----------
    Total Current Liabilities                                           947,179         1,079,873
                                                                     ----------        ----------

  Long-term debt                                                      2,981,578         2,828,509
                                                                     ----------        ----------
  Other liabilities                                                     652,376           664,010
                                                                     ----------        ----------
  Deferred income taxes                                               1,364,263         1,218,978
                                                                     ----------        ----------
  Minority interest in subsidiaries (Note 3)                              4,168           105,241
                                                                     ----------        ----------

  Shareholders' Equity:
    Capital Shares:
     Common (110,312,191and 110,230,379
      shares issued at September 30, 1996
      and December 31, 1995, respectively)                               55,156            55,115
     Capital Surplus                                                  1,649,880         1,653,456
    Retained Earnings                                                 2,734,883         2,618,033
                                                                     ----------        ----------
                                                                      4,439,919         4,326,604
                                                                     ----------        ----------
    Treasury shares, at cost                                           (657,864)         (650,049)
    Cumulative translation adjustment                                   (29,821)          (29,864)
                                                                     ----------        ----------
    Total Shareholders' Equity                                        3,752,234         3,646,691
                                                                     ----------        ----------
     Total Liabilities and Shareholders' Equity                      $9,701,798        $9,543,302
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

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                        1996              1995
                                                                     ----------        ----------
  Cash flows from operating activities:
  Net income                                                         $  131,202        $  554,341

  Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation expense                                               302,818           292,267
     Cost of timber harvested                                            68,069            59,234
     Net gain on sale of assets                                         (16,547)          (45,863)
     (Increase) decrease in receivables                                  83,826          (132,363)
     (Increase) decrease in inventories                                 (10,934)           (6,012)
     (Increase) decrease in prepaid expenses                             (9,849)          (13,606)
     Increase (decrease) in accounts payable and
      accrued liabilities                                               (69,947)           78,777
     Increase (decrease) in income taxes                               (117,270)           75,509
     Increase (decrease) in other liabilities                           (41,889)             (234)
     Increase (decrease) in deferred income taxes                        17,422           120,133
     All other - net                                                      8,750            65,024
                                                                     ----------        ----------
  Net cash provided by operating activities                             345,651         1,047,207
                                                                     ----------        ----------

  Cash flows from investing activities:
     Expenditures for property, plant and equipment                    (308,872)         (239,723)
     Timber and timberlands expenditures                                (91,607)         (184,119)
     Acquisition of timber subsidiary (Note 4)                          (71,990)              ---
     Proceeds from redemption of investments                             94,604               ---
     Proceeds from sales of property, plant and equipment
      and timber and timberlands                                         33,406           172,613
     All other - net                                                      8,138           (11,328)
                                                                     ----------        ----------
  Net cash used in investing activities                                (336,321)         (262,557)
                                                                     ----------        ----------

  Cash flows from financing activities:
     Proceeds from issuance of long-term debt                           812,135           495,635
     Payments of current installments of long-term debt
      and long-term debt                                               (646,315)         (541,848)
     Purchase of Weldwood minority interest (Note 3)                   (189,533)              ---
     Cash dividends paid                                                (14,371)          (27,289)
     Payments to acquire treasury stock                                  (7,815)         (496,530)
     All other - net                                                      3,406            37,542
                                                                     ----------        ----------
  Net cash used in financing activities                                 (42,493)         (532,490)
                                                                     ----------        ----------

  Increase (decrease) in cash and cash equivalents                      (33,163)          252,160

  Cash and Cash Equivalents:
  Beginning of period                                                   317,069            90,948
                                                                     ----------        ----------
  End of period                                                      $  283,906        $  343,108
                                                                     ==========        ==========

  Supplemental cash flow disclosures:
     Cash paid during the period for:
      Interest (net of capitalized amounts)                          $  152,590        $  162,673
      Income taxes (net of refunds)                                     171,832           146,655

  The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                              September 30, 1996



Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.


Note 2.

Other income (expense) - net for the nine months ended September 30, 1995 includes gains of $89 million from the sales of certain operations in Canada and charges of $68 million primarily for the writedown of certain U.S. paper and wood products assets.


Note 3.

On July 3, 1996, Weldwood of Canada Limited acquired all of its publicly-held shares for approximately (U.S.) $190 million and became a wholly-owned subsidiary of Champion.


Note 4.

During the first quarter of 1996, the company acquired Lake Superior Land Company for $76 million, before netting $4 million of cash owned by Lake Superior Land Company, as well as an outstanding $44 million mortgage loan. The acquisition was accounted for as a purchase. Liabilities recorded in connection with the acquisition, including purchase accounting adjustments, were the $44 million mortgage loan, $68 million of deferred taxes payable and $13 million of other liabilities.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------

Results of Operations

Overall Quarterly Results

The company reported net income in the third quarter of 1996 of $32 million or $.33 per share, compared to last year's third quarter net income of $236 million or $2.44 per share, fully diluted, and last quarter's net income of $16 million or $.16 per share.

Significant Income Statement Line Item Changes For The Three Months Ended September 30, 1996

Net sales of $1.47 billion declined from $1.84 billion a year ago and increased slightly from $1.44 billion last quarter. Gross profit was $187 million, compared to $543 million last year and $158 million last quarter. Pre-tax income of $46 million declined from $384 million a year ago but improved from $22 million last quarter. The declines in net sales, gross profit and pre-tax income from last year were due primarily to lower prices for all of the company's pulp and paper grades and, to a lesser extent, lower shipments of all groundwood papers and plywood. The improvements in net sales, gross profit and pre-tax income from last quarter were due principally to higher prices for market pulp and lumber, increased shipments of coated free sheet papers and higher west coast timber stumpage sales. The aggregate cost of products sold decreased slightly from last year due mainly to lower costs for wood fiber and pulp, and was approximately even with last quarter. Selling, general and administrative expenses were down from last year and up from last quarter due primarily to the impact of stock price fluctuations on the value of stock appreciation rights.

Interest and debt expense decreased from last year and increased slightly from last quarter. The decrease from last year was due principally to a lower average interest rate on outstanding debt. The increase from last quarter was due mainly to an increase in the amount of debt. Other (income) expense - net increased from both last year and last quarter due primarily to increased land sales and lower minority interest expense. The decrease in minority interest expense resulted from the purchase by the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood"), of all of its publicly-held shares on July 3, 1996 for approximately (U.S.) $190 million. Weldwood is now a wholly-owned subsidiary of the company.

The income tax provision for the third quarter of 1996 reflected an effective tax rate lower than last year and approximately even with last quarter. The decrease from last year was due primarily to a larger proportion of income derived from the company's operations in Brazil, whose tax rate is lower than that applicable to the company's North American operations. In addition, the tax rate in Brazil was reduced effective January 1, 1996.

Year-to-Date Results

For the first nine months, the company reported net income of $131 million or $1.37 per share, compared to net income of $554 million or $5.43 per share, fully diluted, a year ago.

Paper Segment

For the company's paper segment, third quarter operating income was $58 million. This compared to income of $419 million a year ago and $44 million last quarter. Total paper, packaging and pulp shipments were 1,540,000 tons in the third quarter, compared to 1,532,000 tons a year ago and 1,521,000 tons last quarter.

A small operating loss for the domestic printing and writing papers business represented a significant decline from the operating income of a year ago due mainly to lower prices for uncoated and coated free sheet papers. Earnings improved from last quarter's loss due primarily to the receipt of $7.5 million of insurance proceeds for a previously recognized loss resulting from a weather-related outage. The average price for domestic uncoated free sheet papers, the principal product of the printing and writing papers business, was $705 per ton in the third quarter of this year, compared to $1,044 per ton last year and $706 per ton last quarter. The average price for coated free sheet papers was $1,067 this quarter, compared to $1,255 a year ago and $1,149 last quarter. Although a price increase for several grades of uncoated free sheet papers was partially implemented effective October 1, prices weakened during the fourth quarter. Shipments of all printing and writing grades were 532,000 tons, compared to 526,000 tons last year and 521,000 tons last quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda., declined significantly from the year-ago quarter and slightly from last quarter due principally to lower prices for both domestic and export uncoated free sheet papers. The overall average price for uncoated free sheet papers was $788 per ton in the third quarter of this year, compared to $1,126 per ton last year and $813 per ton last quarter. Uncoated free sheet papers shipments of 97,000 tons were approximately even with last year and last quarter. For the first nine months of 1996, approximately 38.9 % of the company's consolidated pre-tax income was attributable to the Brazilian subsidiary. A price increase for export uncoated free sheet papers was implemented early in the fourth quarter.

Earnings for the publication papers business declined from last year due mainly to lower prices for all grades and lower shipments of coated and uncoated groundwood papers. Earnings declined from last quarter due primarily to lower prices for all grades, which more than offset higher shipments of coated free sheet and groundwood papers. The average price for coated groundwood papers was $894 per ton this quarter, compared to $1,101 per ton last year and $1,003 per ton last quarter. Shipments of all publication grades of 318,000 tons decreased from 326,000 tons last year and increased from 284,000 tons last quarter. Prices for coated groundwood papers continued to decline early in the fourth quarter.

Operating income for the company's U.S. and Canadian market pulp operations represented a substantial decline from last year due to lower prices for all pulp grades. Earnings improved from last quarter's loss due to higher prices for all pulp grades. The average price for Canadian softwood pulp was $423 per ton in the third quarter of this year, compared to $732 per ton last year and $362 per ton last quarter. Average prices for northern hardwood and southern pulp grades also decreased from last year and increased from last quarter. Shipments of all pulp grades of 236,000 tons increased from 224,000 tons last year but decreased from 266,000 tons last quarter. Although a price increase for all grades was implemented effective October 1, prices for all grades weakened during the fourth quarter. Maintenance outages are scheduled at all of the major market pulp mills in the fourth quarter.

Break-even results for the newsprint business represented a significant decline from last year and a slight decline from last quarter due to lower prices and shipments. Average newsprint prices (including freight) of $529 per ton in the third quarter of 1996 compared to $655 per ton last year and $600 per ton last quarter. Shipments of 227,000 short tons of newsprint, specialty and directory grades declined from 236,000 tons last year and last quarter, due to weakening demand. Prices for newsprint and several grades of groundwood specialty papers continued to decline early in the fourth quarter.

Earnings for the packaging business represented a decline from last year but an improvement from last quarter's break-even results. The decline from last year was due primarily to lower prices for kraft paper and linerboard. The improvement from last quarter, in which a scheduled maintenance outage occurred, was due principally to increased shipments of kraft paper and linerboard. Shipments of 130,000 tons improved from 125,000 tons last year and 116,000 tons last quarter. A price increase for kraft paper was implemented effective
October 1.


Wood Products Segment

The company's wood products segment, which includes the wood-related operations of Weldwood, reported third quarter income from operations of $42 million, up from $34 million a year ago and $29 million last quarter. The improvement from last year was due principally to a 39% increase in lumber prices and lower purchased wood costs. The improvement from last quarter was due mainly to a 14% increase in lumber prices as well as improved west coast timber stumpage sales. Total wood products shipments declined from last year due to the closure of various wood products facilities during 1995.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales to unaffiliated customers by the company's foreign subsidiaries for the first nine months of 1996 were (U.S.) $591 million, accounting for 13% of consolidated net sales of the company. Pre-tax income of the foreign subsidiaries for the first nine months of 1996 was (U.S.) $124.6 million, accounting for 62% of the consolidated pre-tax income of the company. Net income (after minority interest) of the foreign subsidiaries for the first nine months of 1996 was (U.S.) $85.2 million, accounting for 64.9% of consolidated net income of the company.

Financial Condition

The company's current ratio was 1.5 to 1 at September 30, 1996, June 30,1996 and year-end 1995. Total debt to total capitalization was 39% at September 30, 1996 as compared to 38% at June 30, 1996 and year-end 1995.

Significant Balance Sheet Line Item Changes For The Nine Months Ended September 30, 1996

Short-term investments declined by $95 million from December 31, 1995 to partially fund the income tax payments, the reduction in accounts payable and accrued liabilities, and the purchase of the publicly-held shares of Weldwood referred to below. Receivables decreased by $83 million due mainly to substantial price decreases for all of the company's major pulp and paper grades. Inventories decreased by $54 million, primarily as a result of reclassifying $58 million of maintenance parts as other assets. Timber and timberlands - net increased by $253 million due principally to the acquisition of Lake

Superior Land Company in the first quarter of 1996 and the revaluation of timber assets in connection with the Weldwood share purchase. Other assets and deferred charges increased by $85 million reflecting the reclassification of maintenance parts from inventory, pension contributions and the acquisition of real estate land as part of the purchase of Lake Superior Land Company. Accounts payable and accrued liabilities decreased by $55 million due mainly to the timing of payments. Income taxes payable decreased by $117 million due to payments made in the first nine months of 1996 for U.S. and foreign income taxes. The deferred income tax liability increased by $145 million, which included $69 million recorded in connection with the Lake Superior Land Company acquisition and $49 million recorded in connection with the Weldwood share purchase. Minority interest in subsidiaries decreased by $101 million due to the Weldwood share purchase. For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

Cash Flows Statement - General

In the first nine months of 1996, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the acquisition of Lake Superior Land Company) and its financing activities (principally debt payments, cash dividends, the purchase of shares of the company's common stock and the Weldwood share purchase). The difference was financed through borrowings and the use of cash and cash equivalents. In the first nine months, net borrowings generated cash proceeds of $166 million; long-term debt (including current installments) increased by $205 million, including a $44 million mortgage loan of Lake Superior Land Company which was outstanding at the time of its acquisition. Cash and cash equivalents decreased by $33 million in the first nine months to a total of $284 million, $241 million of which was held by the company's Canadian and Brazilian subsidiaries.

In the first nine months of 1995, the company's net cash provided by operating activities and asset sales exceeded the requirements of its investing activities (principally capital expenditures). The approximate excess was used to pay dividends, to pay a portion of the company's long-term debt (including current installments), to increase cash and cash equivalents, and to purchase shares of the company's common stock. Long-term debt (including current installments) declined by $169 million; the substantial portion of this reduction was effected through the conversion of virtually all $149,893,000 of the company's 6 1/2% Convertible Subordinated Debentures into an aggregate of 4,309,070 shares of common stock rather than through the use of cash. Cash and cash equivalents increased by $252 million in the first nine months of 1995 to a total of $343 million. In the first nine months, the company purchased 9,964,737 shares of common stock for $497 million.

Cash Flows Statement - Operating Activities

For the first nine months, net cash provided by operating activities of $346 million declined from $1,047 million a year ago. The decrease was due primarily to lower earnings, higher income tax payments, lower deferred income taxes, accounts payable and accrued liabilities and other liabilities, which were partially offset by a decrease in receivables.

Cash Flows Statement - Investing Activities

For the first nine months, net cash used in investing activities of $336 million increased from $263 million a year ago. The increase was due principally to the acquisition of Lake Superior Land Company for $76 million (as well as a $44 million mortgage loan which was outstanding at the time of its acquisition), and a decline in net proceeds from asset sales attributable to the sale of certain operations in Canada last year, which were partially offset by an increase in proceeds from the redemption of investments this year.

The company's Brazilian subsidiary is currently negotiating the possible purchase of Amapa Florestal e Celulose (AMCEL), a Brazilian company that owns approximately 430,000 acres of land and a chip mill in the State of Amapa, Brazil. The company anticipates completing the purchase in the fourth quarter.

Cash Flows Statement - Financing Activities

Net cash used in financing activities of $42 million declined from $532 million a year ago. The change mainly reflects the purchase of shares of common stock by the company and the reduction in long-term debt (including current installments) last year, partially offset by this year's Weldwood share purchase.

At September 30, 1996, the company had $40 million of U.S. commercial paper outstanding, all of which is classified as long-term debt, down from $93 million at June 30, 1996 and $58 million at year-end 1995. At September 30, 1996 and June 30, 1996, no notes were outstanding under the company's U.S. bank lines of credit, compared to $40 million of such notes outstanding at year-end 1995. Domestically, at September 30, 1996, $40 million of the company's unused bank lines of credit of $1,250 million supported the classification of commercial paper as long-term debt. At September 30, 1996, Weldwood had unused bank lines of credit of $190 million.

On September 18, 1996, the company borrowed $45,685,000 through the issuance of long-term tax-exempt bonds. The net proceeds are being applied to the payment of a portion of the costs of construction of solid waste and sewage treatment facilities at the company's Pensacola, Florida mill. The annual principal payments requirements under the terms of all long-term agreements for the period from October 1 through December 31, 1996 are $12 million and for the years 1997 through 2000 are $195 million, $467 million, $269 million and $205 million, respectively.

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






                                            Champion International Corporation
                                            ----------------------------------
                                                        (Registrant)



Date:     November 13, 1996                             John M. Nimons
--------------------------------------      ----------------------------------
                                                          (Signature)

                                            John M. Nimons
                                            Vice President and Controller



Date:     November 13, 1996                            Kenwood C. Nichols
---------------------------------------      ---------------------------------
                                                           (Signature)

                                             Kenwood C. Nichols
                                             Vice Chairman and Executive Officer

                                 EXHIBIT INDEX



Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.


      3.1 -  By-Laws of the company.

     10.1 - Amendment dated as of August 15, 1996 to (i) Restated Agreement between the company and Mr. Sigler, as amended as of February 19, 1987, April 21, 1988, August 18, 1988, September 19, 1991 and
             November 17, 1994, and (ii) Agreement dated November 17, 1994 between the company and Mr. Sigler.

     10.2 - Amendment dated as of August 15, 1996 to Agreement dated August 18, 1988 between the company and Mr. Heist, as amended as of September 19, 1991.

     11   -  Calculation of Primary Earnings Per Common Share and Fully Diluted
             Earnings per Common Share (unaudited).

     27   -  Financial Data Schedule (unaudited).