Form 10-K405
period 1996-12-31
CHAMPION INTERNATIONAL CORP
filed 1997-03-27
CIK 19150

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 1-3053

                      CHAMPION INTERNATIONAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                              13-1427390
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              ONE CHAMPION PLAZA
                          STAMFORD, CONNECTICUT 06921
                                (203) 358-7000
  (ADDRESS INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS           ON WHICH REGISTERED
     -------------------         -----------------------
   COMMON STOCK, $.50 PAR VALUE  NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YESX. NO .

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1997 WAS APPROXIMATELY $4,215,000,000.

  AS OF FEBRUARY 28, 1997, 95,590,309 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

  PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV HEREOF. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS SCHEDULED TO BE HELD ON MAY 15, 1997 ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   Champion International Corporation was incorporated under the laws of the State of New York on April 28, 1937. References to the "Company" include Champion International Corporation and its subsidiaries at December 31, 1996, unless the context otherwise requires.

   The Company is one of the leading domestic manufacturers of paper for business communications, commercial printing, publications and newspapers. In addition, the Company has significant market pulp, plywood and lumber manufacturing operations and owns or controls approximately 5,302,000 acres of timberlands in the United States. The Company's Canadian and Brazilian subsidiaries also own or control significant timber resources supporting their operations.

   The Company's business segments are paper and wood products. See Note 14 of "Notes to Financial Statements" on pages 39 and 40 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Company's 1996 Annual Report"), which Note is incorporated by reference herein, for information concerning the Company's business segments and operations in different geographic areas for 1994, 1995 and 1996.


PAPER

   See the "Paper Net Sales" table on page 18 of the Company's 1996 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the paper business for 1994, 1995 and 1996.


                                 FREE SHEET PAPERS

   The free sheet papers business manufactures and sells coated and uncoated free sheet papers, bleached paperboard and pulp. The principal manufacturing properties of this operation consist of integrated pulp and paper mills at Courtland, Alabama; Canton, North Carolina; Pensacola, Florida; and Quinnesec, Michigan. As of December 31, 1996, these mills had an annual capacity of approximately 2,359,000 tons of pulp and 2,280,000 tons of free sheet papers and bleached paperboard.

   A significant portion of the fiber requirements of the free sheet papers business is supplied by its own mills. In addition, a portion of the fiber requirements of this business is supplied by other Company pulp mills, and approximately 3% of its fiber requirements in 1996 was purchased from third-party suppliers.

   The Company manufactures pulp for sale in the open market at the Quinnesec mill. In 1996, approximately 65% of the pulp production of this mill, or 251,000 tons, was sold in the open market. The balance was used in the production of paper at the Quinnesec mill and at other Company paper mills. In addition, approximately 8% of the pulp produced at the Courtland and Pensacola mills was sold in the open market in 1996.

   Uncoated papers produced by the free sheet papers business are used for computer forms, desktop printers, copier paper and envelope papers. Coated papers are used in catalogs, magazines, textbooks, labels and annual reports.

   In 1996, 62% of this operation's bleached paperboard production was used by the Company's DairyPak unit, which converts polyethylene-coated paperboard into milk and juice cartons and ovenable packaging. The balance either was sold to independent purchasers, primarily for conversion to cups, or was exported.

   The Company leases substantial portions of the Courtland mill under 15 long-term net leases which expire between 2007 and 2029. Each of these leases provides for rental payments over its term sufficient to pay interest on and to retire the industrial development or pollution control revenue bonds issued in connection with the financing of the property subject to such lease. The Company is required to purchase, or has the option to purchase, the property subject to each such lease for a nominal sum at the time the related bonds are retired.

   The Company leases a printing facility at the Athens, Georgia DairyPak plant until 2015. The lease provides for rental payments over its term sufficient to pay interest on and to retire the industrial development revenue bonds issued to finance the acquisition of that facility. The Company has the option to purchase the facility for a nominal sum at the time the bonds are retired.


                                 GROUNDWOOD PAPERS

   The groundwood papers business manufactures and sells coated and uncoated groundwood papers, newsprint and pulp. The manufacturing properties of this operation consist of integrated pulp and paper mills at Bucksport, Maine and Sartell, Minnesota, as well as integrated pulp and newsprint mills at Lufkin and Sheldon, Texas. As of December 31, 1996, these mills had an annual capacity of approximately 1,530,000 tons of pulp (which includes 166,000 tons of recycled pulp) and 1,763,000 tons of groundwood papers and newsprint.

   Most of the pulp produced by the groundwood papers business is used in its own paper mills; approximately 3%, produced at the Sheldon mill, was sold in the open market in 1996. In addition, a portion of the fiber requirements of this business is supplied by other Company pulp mills, and approximately 20% of its fiber requirements in 1996 was purchased from third-party suppliers.

   The Company's coated and uncoated groundwood grades are used primarily for consumer magazines, direct mail catalogs, directories, textbooks and coupons.

   The Company leases the building which houses one of the paper machines at the Sartell mill until 2008. Thereafter, the Company has options to renew the lease for five terms of five years each. The Company also has the option to purchase the building at its then-current market value at the end of the initial term in 2008 or at the end of each five-year renewal term.


                                SPECIALTY PAPERS

   The specialty papers business manufactures and sells premium free sheet papers, specialty groundwood papers, unbleached linerboard and kraft paper, and manufactures pulp. The manufacturing properties of this operation consist of integrated pulp and paper mills at Deferiet, New York and Roanoke Rapids, North Carolina; and a paper mill at Hamilton, Ohio. As of December 31, 1996, these mills had an annual capacity of approximately 607,000 tons of pulp, 364,000 tons of free sheet and groundwood papers, 374,000 tons of linerboard and 132,000 tons of kraft paper.

   A significant portion of the fiber requirements of the specialty papers business is supplied by its own mills. In addition, a portion of the fiber requirements of this business is supplied by other Company pulp mills, and approximately 18% of its fiber requirements in 1996 was purchased from third-party suppliers.

   Premium free sheet papers produced by the specialty papers business are used for brochures, catalogs and annual reports. Specialty groundwood papers are used for directories, labels and coupons. Unbleached linerboard is used for corrugated boxes, and kraft paper is used for multiwall and grocery bags.

                                      PULP

   For information concerning market pulp produced at the Courtland, Pensacola and Quinnesec mills, see the section captioned "Free Sheet Papers" above; and for information concerning market pulp produced at the Sheldon mill, see the section captioned "Groundwood Papers" above.

   Weldwood of Canada Limited, a wholly owned Canadian subsidiary ("Weldwood"), manufactures bleached softwood kraft pulp at its mill in Hinton, Alberta, Canada. As of December 31, 1996, this mill had an annual capacity of approximately 463,000 tons. In 1996, approximately 28% of the mill's pulp production was used in the Company's own free sheet papers and groundwood papers mills. The balance was sold in the open market through the Company's headquarters in Stamford, Connecticut, a Company sales office in Appleton, Wisconsin and a Weldwood sales office in Bad Homburg, Germany.

   Cariboo Pulp & Paper Company, a joint venture owned equally by Weldwood and Daishowa-Marubeni International Limited, operates a bleached softwood kraft pulp mill in Quesnel, British Columbia, Canada. As of December 31, 1996, this mill had an annual capacity of approximately 370,000 tons. In 1996, approximately 22% of Weldwood's 50% share of the mill's pulp production was used in the Company's own free sheet papers and groundwood papers mills. The balance of Weldwood's share was sold in the open market through the Company's headquarters in Stamford, Connecticut, a Company sales office in Appleton, Wisconsin and a Weldwood sales office in Bad Homburg, Germany.

   While certain of the Company's mills purchase pulp in the open market, the Company and Weldwood overall are net sellers of pulp. In 1996, the Company and Weldwood in the aggregate produced approximately 871,000 tons of pulp for sale to unaffiliated purchasers, while the Company used approximately 283,000 tons of pulp purchased from third-party suppliers, resulting in net market pulp of approximately 588,000 tons.


                                     BRAZIL

   Champion Papel e Celulose Ltda., a 99.91%-owned subsidiary ("Champion Papel"), is a major integrated manufacturer of pulp and free sheet papers in Brazil. As of December 31, 1996, its mill had an annual capacity of approximately 344,000 tons of pulp and 388,000 tons of paper. In addition to being a leading supplier of free sheet papers in Brazil, Champion Papel exports a substantial portion of its paper production.


                                     SALES

   The Company's domestic sales organization is responsible for the sale of products produced by the Company's domestic free sheet papers business, groundwood papers business and specialty papers business.

   The sales organization maintains 17 regional sales offices throughout the United States and an order services office in Hamilton, Ohio, serving the free sheet papers business (excluding pulp), groundwood papers business (excluding newsprint) and specialty papers business (excluding linerboard and kraft paper). Generally, sales are made to direct purchasers and through paper merchants and brokers.

   Pulp produced at the Company's domestic mills for sale in the open market is sold through the Company's headquarters in Stamford, Connecticut, as well as a sales office in Appleton, Wisconsin.

   Sales of newsprint are made by the sales organization through four sales offices, as well as an order services office located in Lufkin, Texas. In general, sales are made directly to publishers and printers.

   Linerboard and kraft paper are sold to converters through three regional sales offices and an order services office located in Roanoke Rapids, North Carolina.

   In addition, the Company's international sales organization handles the export sale of all of the Company's domestic pulp and paper products. This organization is located at the Stamford, Connecticut headquarters.


                          PAPER DISTRIBUTION OPERATION

   Nationwide Papers, a unit of the Company, is a distributor of paper, paper products and industrial products. Its marketing operations are carried out through 44 sales offices and 30 distribution centers in 20 states. At two of the centers, Nationwide Papers converts rolls of bleached paperboard and coated and uncoated papers into sheets. In 1996, approximately 75% of its sales were attributable to merchandise purchased from numerous manufacturers other than the Company. However, Nationwide Papers is not dependent on any single supplier for such merchandise.


WOOD PRODUCTS

   The Company is a major producer of plywood and lumber. The Company's wood products business is conducted through its domestic wood products operations and through the wood products operations of Weldwood.

   The principal wood products manufacturing facilities operated by the Company and by Weldwood are summarized under Item 2 of this Report. As of December 31, 1996, the Company had approximate annual capacities of 892 million square feet (3/8" basis) of softwood plywood and 378 million board feet of softwood lumber. As of December 31, 1996, Weldwood had approximate annual capacities of 345 million square feet (3/8" basis) of softwood plywood and 794 million board feet of softwood lumber. However, as a result of the modernization of the plywood plant in Quesnel, British Columbia, as discussed below under the section captioned "Capital Program", it is anticipated that Weldwood's annual capacity of softwood plywood will decline to 295 million square feet (3/8" basis) by mid-1997.

   The Company sells lumber and plywood through one sales office to wholesalers, dealers, industrial users and retailers. Weldwood exports a significant amount of lumber and plywood, and also sells such products through one sales office to wholesalers (including a 50%-owned building materials distribution company), industrial users and retailers in Canada.

   See the "Wood Products Net Sales" table on page 20 of the Company's 1996 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the wood products business for 1994, 1995 and 1996.


TIMBER PROPERTIES

   The Company owns 4,788,333 acres and controls 513,689 acres of timberlands in the United States. The Company's owned and controlled timberlands contain in the aggregate approximately 19,068,000 cunits (one cunit equals one hundred cubic feet of solid wood) of merchantable sawtimber and approximately 40,727,000 cunits of pulpwood. In 1996, the Company harvested approximately 34% of its domestic fiber requirements from its owned and controlled timberlands. A portion of the fiber harvested by the Company is sold in the domestic open market and in the export market.

   Broken down by region, the Company's domestic timber acreage and volume are as follows: In the State of Washington, the Company owns 296,904 acres and controls 476 acres of timberlands. These timberlands contain in the aggregate approximately 8,532,000 cunits of merchantable sawtimber and approximately 519,000 cunits of pulpwood. In the South, primarily in Texas, North Carolina, South Carolina, Alabama, Georgia, Florida, Tennessee and Virginia, the Company owns 2,599,413 acres and controls 483,607 acres of timberlands containing in the aggregate approximately 4,728,000 cunits of merchantable sawtimber and approximately 22,498,000 cunits of pulpwood. The Company owns 1,892,016 acres and controls 29,606 acres of timberlands in the North, primarily in Maine, Michigan, New Hampshire, New York, Vermont and Wisconsin. These timberlands contain in the aggregate approximately 5,808,000 cunits of merchantable sawtimber and approximately 17,710,000 cunits of pulpwood.

   The Company's domestic log and pulpwood requirements are procured from its owned and controlled lands, as described above, as well as from open market purchases, short-term timber purchase contracts with independent timber owners and agencies of the United States and various state governments, and supply agreements with other companies. In the opinion of management, these sources will provide an adequate supply of logs and pulpwood to meet the Company's principal raw materials requirements for the foreseeable future. It is expected that the proportion of fiber derived from the Company's owned and controlled lands, which has declined in recent years, will remain approximately one-third until the late 1990s and will increase thereafter as more of the Company's plantations, primarily in the South, reach maturity.

   Supplementing the Company's domestic timberlands are its several seed orchards and nursery operations. These facilities will enable the Company to produce most of the trees which it plans to plant in the United States in the future, including the approximately 65 million trees planned for planting in 1997.

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

   In British Columbia, Canada, Weldwood has rights to harvest approximately 543,000 cunits of merchantable sawtimber annually from long-term licenses and, during the balance of the current terms of such licenses, has rights to harvest an aggregate of approximately 6,826,000 cunits.

   In Alberta, Canada, Weldwood has cutting rights through June 15, 2008 with respect to approximately 2,461,000 acres of timberlands pursuant to an agreement with the Provincial Government of Alberta. This agreement is renewable at Weldwood's option, subject to Provincial Government approval, for successive 20-year periods as long as the Hinton, Alberta pulp mill remains in operation. Weldwood has the right to harvest approximately 671,000 cunits of pulpwood annually under this agreement.

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

   Champion Papel owns or controls 1,390,376 acres of timberlands and savannah in Brazil. The owned or controlled acreage includes 1,055,952 acres in the State of Amapa, of which 199,201 acres are pine and eucalyptus plantations. Champion Papel expects to plant additional eucalyptus and pine trees on its land in Amapa until approximately 36% of such land is planted, with 50% legally required to be left undisturbed, leaving the balance for natural features and improvements.

   Certain of the Company's land holdings have a value substantially in excess of that of land primarily used for fiber supply purposes. The Company has sold or contributed to its wholly owned real estate subsidiaries, net of land repurchased by the Company, an aggregate of approximately 282,000 acres of such land. These subsidiaries have sold approximately 228,200 acres, of which approximately 44,100 acres were sold during 1996, for residential, recreational, commercial or industrial purposes. The balance is being held for similar sale or long-term apprecia-tion. A substantial portion of the land held by the Company's real estate subsidiaries is located in Texas, Florida, Michigan and Minnesota.


MINERAL, OIL AND GAS RESOURCES

   The Company owns or controls various mineral, oil and gas rights with respect to approximately half of the timberlands owned or controlled by the Company in the United States. The Company has conducted a general review of its domestic mineral, oil and gas rights and presently is not aware of any significant reserves or deposits except as discussed below.

   The Company has oil and gas interests in fields located in Florida, Alabama, Texas, Louisiana and Mississippi. Drilling operations are conducted by others pursuant to leases and other agreements with the Company. The Company estimates that proved reserves attributable to the Company's interests in such fields aggregated approximately 1,000,000 barrels of oil and 3,000,000 Mcf (thousand cubic feet) of natural gas as of December 31, 1996. The Company's share of production from such fields was approximately 415,000 barrels of oil, 1,846,000 Mcf of natural gas and 3,250,000 gallons of gas products in 1996.

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


CAPITAL PROGRAM

   The Company presently anticipates that capital spending will be approximately $500 million in 1997, a significant portion of which will be devoted to incremental improvements, routine capital replacements and environmental compliance.

   In late 1996, the Company suspended, pending further review, the $127 million recycling project at the Courtland, Alabama mill. Alternatives under consideration include installing a recycling facility at a different mill.

   Weldwood, in 1995, began construction of a lumber mill and modernization of the plywood plant in Quesnel, British Columbia. The new lumber mill will replace the existing lumber mill and will have an annual capacity of approximately 108 million board feet of lumber, an increase of approximately 13% over the capacity of the existing lumber mill. The modernization of the plywood plant, which will reduce production costs and permit the manufacture of additional products, will decrease capacity by approximately one-third. The lumber mill and plywood plant project is expected to be completed in 1998 at a cost of approximately (U.S.) $80 million, of which (U.S.) $43 million had been expended as of December 31, 1996.

   In addition to the pine plantations and chip mill acquired through the purchase of Amapa Florestal e Celulose in 1996, the Company plans to establish eucalyptus and pine plantations and a new chipping operation in the State of Amapa, Brazil in the next few years. The Company also has under consideration the possible construction of a pulp and paper mill at Tres Lagoas, State of Mato Grosso do Sul, Brazil in the next few years. Approximately $130 million had been expended as of December 31, 1996 in connection with these projects. Approximately $47 million of the anticipated capital spending in 1997 will be devoted to these projects.

   The Company is considering a project to modernize the No. 5 paper machine at the Bucksport, Maine mill. If a decision is made to proceed, the project is expected to be completed in three years at a cost of approximately $63 million, $25 million of which is included in the anticipated capital spending in 1997.


COMPETITION

   See the first paragraph of Note 14 of "Notes to Financial Statements" on page 39 of the Company's 1996 Annual Report, which paragraph is incorporated by reference herein, for information concerning competitive conditions.


FOREIGN OPERATIONS

   For information concerning sales and income of the Company's foreign subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in Item 7 of this Report from the Company's 1996 Annual Report.

   See the second paragraph of Note 14 of "Notes to Financial Statements" on page 39 of the Company's 1996 Annual Report, which paragraph is incorporated by reference herein, for information concerning the risks associated with the Company's foreign operations.


EMPLOYEES

   The Company had 24,379 employees at December 31, 1996. Of these, 18,198 were domestic employees, 55% of whom were covered by contracts with labor unions. Overall, 63% of the Company's employees were covered by contracts with labor unions.

   Union contracts covering domestic operations will expire as follows: 1997 - the Florida, Maine and Georgia wood products operations; 1998 - the Deferiet, New York specialty papers mill and the Canton, North Carolina free sheet papers mill; 1999 - the Roanoke Rapids, North Carolina kraft mill and the Lufkin and Sheldon, Texas newsprint mills; 2000 - the Bucksport, Maine and Sartell, Minnesota groundwood papers mills; 2001 - the Pensacola, Florida free sheet papers mill and the Hamilton, Ohio specialty papers mill; 2002 - the Courtland, Alabama free sheet papers mill.

   The Quinnesec, Michigan mill is a non-union facility.

   At Weldwood, union contracts covering the Hinton, Alberta pulp mill, the joint venture pulp mill at Quesnel, British Columbia and all of Weldwood's wood products facilities will expire in 1997.

   The union contract which covers the paper industry in Brazil, including Champion Papel, is renegotiated each year.


THE ENVIRONMENT

   For information regarding environmental capital expenditures, hazardous substance cleanup and other envi-ronmental matters affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in Item 7 of this Report from the Company's 1996 Annual Report.

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


ITEM 2.  PROPERTIES

   In 1996, the Company's domestic and foreign manufacturing facilities operated in excess of 96% of capacity in the paper segment and at full capacity for lumber, studs and plywood. Production curtailments in the Company's paper segment were attributable primarily to scheduled maintenance.

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


PAPER

                                 FREE SHEET PAPERS

   (a)  Integrated pulp and free sheet papers mills:

      (i)    Courtland, Alabama/1/;
      (ii)   Canton, North Carolina;
      (iii)  Pensacola, Florida; and
      (iv)   Quinnesec, Michigan.

   (b) The Company operates a plant in Waynesville, North Carolina which applies polyethylene coating to bleached paperboard and which also converts roll stock into cut-size paper.

   (c) The Company operates five plants which convert polyethylene-coated paperboard into milk and juice cartons and one plant which converts polyethylene-coated paperboard into ovenable packaging. All of these plants are located in the United States/2/.


                               GROUNDWOOD PAPERS

   (d)  Integrated pulp and groundwood papers mills:

      (i)   Bucksport, Maine; and
      (ii)  Sartell, Minnesota/3/.


_________________________
/1/For Courtland, Alabama mill lease information, see Item 1 - "Paper" of this Report.
/2/For lease information regarding one of these plants, located in Athens, Georgia, see Item 1 - "Paper" of this Report.
/3/For Sartell, Minnesota mill lease information, see Item 1 - "Paper" of this Report.

   (e) Integrated pulp and newsprint mills:

      (i)   Lufkin, Texas; and
      (ii)  Sheldon, Texas.


                                SPECIALTY PAPERS

   (f) Integrated pulp and specialty papers mills:

      (i)  Deferiet, New York; and
      (ii) Roanoke Rapids, North Carolina.

   (g) The Company operates a specialty papers mill in Hamilton, Ohio.


                                      PULP

   (h) The Company's free sheet papers mills in Pensacola, Florida, Courtland, Alabama and Quinnesec, Michigan and newsprint mill in Sheldon, Texas also produce market pulp.

   (i) Weldwood operates a pulp mill in Hinton, Alberta, Canada and owns 50% of a joint venture which operates a pulp mill in Quesnel, British Columbia, Canada.


                                     BRAZIL

   (j) Champion Papel operates an integrated pulp and paper mill at Mogi Guacu, Brazil.


WOOD PRODUCTS

   (a) The Company operates three softwood plywood plants in the United States.

   (b) Weldwood operates two softwood plywood plants in Canada. One of these plants is located on leased land.

   (c) The Company operates five softwood lumber mills in the United States.

   (d) Weldwood operates three softwood lumber mills in Canada. One of these mills is located on leased land.
   (e) Decker Lake Forest Products Limited, a subsidiary in which Weldwood has an indirect 58% interest, operates a softwood lumber mill in Canada.

   (f) Each of Babine Forest Products Company and Houston Forest Products Company, joint ventures in which Weldwood has an interest, operates a mill for the production of softwood lumber in Canada. One of these mills is located on leased land.


ITEM 3.  LEGAL PROCEEDINGS

   The Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's General Counsel, presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT/1/

   L. Scott Barnard (age 54) is an Executive Vice President of the Company, a position which he has held since August 1992. He has responsibility for the Company's pulp and paper sales. From February 1989 to September 1996, he had responsibility for sales and marketing for the printing and writing papers and publication papers businesses.

   Stephen B. Brown (age 57) is Senior Vice President and General Counsel of the Company, a position which he has held since January 1, 1997. From April 1983 to December 1996, he was Vice President-Senior Counsel.

   Mark V. Childers (age 44) is Senior Vice President-Organizational Development and Human Resources of the Company, a position which he has held since August 1992. From June 1991 to August 1992, he was Vice President-Organizational Development Project.

   Michael P. Corey (age 53) is a Senior Vice President of the Company, a position which he has held since February 1997. He has responsibility for corporate analysis, acquisitions and divestitures, mineral resources and the Company's real estate subsidiaries. From December 1984 to February 1997, he was Vice President-Corporate Analysis.

   Richard J. Diforio, Jr. (age 61) is a Senior Vice President of the Company, a position which he has held since November 1992. He has responsibility for environmental, health and safety affairs. From September 1990 to November 1992, he was Vice President-Environment, Health and Safety of the Company.

   Joe K. Donald (age 54) is an Executive Vice President of the Company, a position which he has held since August 1989. He has responsibility for the Company's domestic pulp and paper manufacturing operations. From August 1989 to September 1996, he headed the publication papers business.

   Frank Kneisel (age 59) is Senior Vice President-Finance of the Company, a position which he has held since January 1995. From November 1975 to December 1994, he was Treasurer of the Company. From May 1981 to December 1994, he was a Vice President.

   Burton G. MacArthur, Jr. (age 50) is an Executive Vice President of the Company, a position which he has held since January 1990. He has responsibility for the Company's marketing program, as well as for order services, purchasing, transportation and logistics. From January 1990 to September 1996, he headed the newsprint and kraft business.

   Kenwood C. Nichols (age 57) is Vice Chairman and Executive Officer and a director of the Company. He was elected Executive Officer in 1996. Since August 1989, he has served as Vice Chairman and a director.

   Richard E. Olson (age 59) was elected Chairman of the Board of Directors and Chief Executive Officer of the Company in 1996. From December 1987 to 1996, he was an Executive Vice President of the Company, with responsibility for engineering, technology, manufacturing support and major projects.

   Richard L. Porterfield (age 50) is an Executive Vice President of the Company, a position which he has held since August 1992. He heads the forest products unit, which consists of domestic timberlands operations and the domestic wood products business. From January 1990 to August 1992, he was Senior Vice President- Organizational Development and Human Resources of the Company.

_______________________________
/1/The term of office for each executive officer expires at the Annual Meeting of the Board of Directors of the Company scheduled to be held on May 15, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company had 19,272 record holders of its Common Stock as of February 28, 1997.

   The Company's Common Stock is traded on the New York Stock Exchange.

   Restrictions on the ability of the Company to pay cash dividends are included in several of the Company's debt instruments and the Company's Restated Certificate of Incorporation. At December 31, 1996, the most restrictive of these limitations required the Company to maintain tangible net worth (as defined below) of at least $2.61 billion. As a result of this requirement, such amount is unavailable for the payment of dividends. Approximately $1.1 billion of tangible net worth at December 31, 1996 was free of such restrictions. Tangible net worth is defined as shareholders' equity minus goodwill, unamortized debt discount and other like intangibles, all determined on a consolidated basis for the Company.

   For information concerning the high and low sales prices of the Company's Common Stock for each quarterly period during the last two years and the amount of dividends paid on the Company's Common Stock in each quarterly period during the last two years, see the section on the inside back cover of the Company's 1996 Annual Report captioned "Common Stock Prices and Dividends Paid". Said section is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

   There is incorporated by reference herein the table on pages 52 and 53 of the Company's 1996 Annual Report captioned "Eleven-Year Selected Financial Data".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   There is incorporated by reference herein the section on pages 44 to 51 of the Company's 1996 Annual Report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   There is incorporated by reference herein the sections of the Company's 1996 Annual Report captioned "Consolidated Income", "Consolidated Balance Sheet", "Consolidated Cash Flows", "Consolidated RetainedEarnings", "Notes to Financial Statements" and "Report of Independent Public Accountants", which sections are on pages 23, 24, 25, 26, 27 to 42 and 43, respectively, of the Company's 1996 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the section captioned "Executive Officers of the Registrant" under Part I of this Report for information concerning the Company's executive officers.

   For information concerning the directors of the Company, see the sections captioned "The Board of Directors-The Nominees", "Information on the Nominees and Directors", and "Committees" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 1997 (the "Company's 1997 Proxy Statement"). Said sections are incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

   There is incorporated by reference herein from the Company's 1997 Proxy Statement the sections therein captioned "The Board of Directors-Directors' Compensation"; and "Executive Compensation-Summary Compensation Table", "Option/SAR Grant Table", "Option/SAR Exercise and Year-End Values Table", "Pension Plan Table", and "Employment and Severance Agreements".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is incorporated by reference herein from the Company's 1997 Proxy Statement the sections therein captioned "Principal Shareholders" and "Stock Ownership by Nominees, Directors and Named Executive Officers".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is incorporated by reference herein from the Company's 1997 Proxy Statement the section therein captioned "Transactions".


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Champion International Corporation and Subsidiaries, Notes to Financial Statements and Report of Independent Public Accountants are incorporated by reference herein from the Company's 1996 Annual Report:

                                                                     CAPTION IN COMPANY'S
              DESCRIPTION                                         1996 ANNUAL REPORT (PAGE NUMBER)
              -----------                                         --------------------------------
Consolidated Statements of Income for each of the
three years in the period ended December 31, 1996.............      Consolidated Income (page 23)

Consolidated Balance Sheets at December 31, 1996 and 1995.....      Consolidated Balance Sheet (page 24)

Consolidated Statements of Cash Flows for each of
the three years in the period ended December 31, 1996.........      Consolidated Cash Flows (page.25)

Consolidated Statements of Retained Earnings for each of
the three years in the period ended December 31, 1996.........      Consolidated Retained Earnings (page 26)

Notes to Financial Statements.................................      Notes to Financial Statements.(pages 27 to 42)

Report of Independent Public Accountants with
respect to the financial statements listed above..............      Report of Independent Public Accountants (page 43)

     (b)  FINANCIAL STATEMENT SCHEDULES.   All Financial Statement Schedules
have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements or Notes to Financial Statements listed under section (a) of this Item 14.

     (c) EXHIBITS. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.49, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.


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

   3.5 By-Laws of the Company (filed by incorporation by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-3053).

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

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------


  +10.4 Amendment dated as of January 1, 1994 to Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

  *+10.5 Champion International Corporation Nonqualified Supplemental Savings Plan.

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

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

  +10.15 Amendment dated as of August 15, 1996 to (i) Restated Agreement between the Company and Mr. Sigler, as amended as of February 19, 1987 and (ii) Agreement dated November 17, 1994 between the Company and Mr. Sigler (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-3053).

  *+10.16 Amendment dated as of November 21, 1996 to Agreement dated November 17, 1994 between the Company and Mr. Sigler.

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

  +10.20 Amendment dated as of August 15, 1996 to Agreement dated August 18, 1988 between the Company and Mr. Heist (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-3053).

  +10.21 Agreement dated as of October 18, 1990 between the Company and Mr. Nichols providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.22 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Nichols providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

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

  *+10.27 Agreement dated as of October 18, 1990 between the Company and Mr. Donald providing certain severance arrangements.

  *+10.28 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Donald providing reimbursement of certain legal expenses following a change in control of the Company.

  *+10.29 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Donald.

  *+10.30 Amendment dated as of November 21, 1996 to Agreement dated as of October 18, 1990 between the Company and Mr. Donald.

  *+10.31 Agreement dated as of October 18, 1990 between the Company and Mr. Barnard providing certain severance arrangements.

  *+10.32 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Barnard providing reimbursement of certain legal expenses following a change in control of the Company.

  *+10.33 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Barnard.

  *+10.34 Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield providing certain severance arrangements.

  *+10.35 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Porterfield providing reimbursement of certain legal expenses following a change in control of the Company.

  *+10.36 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield.

  *+10.37 Agreement dated as of February 19, 1987 between the Company and Mr. Fuller providing certain severance arrangements.

  *+10.38 Agreement Relating to Legal Expenses dated February 19, 1987 between the Company and Mr. Fuller providing reimbursement of certain legal expenses following a change in control of the Company.

  *+10.39 Amendment dated as of April 21, 1988 to Agreement dated as of February 19, 1987 between the Company and Mr. Fuller.

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

 *+10.40 Amendment dated as of September 19, 1991 to Agreement dated as of February 19, 1987 between the Company and Mr. Fuller.

  +10.41 Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut securing certain payments under the contracts listed as Exhibit numbers 10.7 through 10.40, among others, following a change in control of the Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

  +10.42 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut (filed by incorporation by reference to Exhibit
               10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

  +10.43 Champion International Corporation Executive Life Insurance Plan (filed by incorpor-ation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.44 Amendment dated as of January 1, 1994 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

  +10.45 Second amendment dated as of July 17, 1996 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-
               3053).

  +10.46          Extract from the minutes of the meeting of the Board of
               Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.47 Resolutions of the Board of Directors of the Company adopted on September 19, 1991 relating to the compensation of directors (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-3053).

  +10.48 Resolutions of the Board of Directors of the Company adopted on August 18, 1994 relating to the compensation of directors (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-3053).

  +10.49 Retirement Plan for Outside Directors, benefit accruals under which ceased on January 1, 1997 (filed by incorporation by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended September 30, 1992, Commission File No. 1-3053).

   *11 Schedule showing calculation of primary earnings per common share and fully diluted earnings per common share.

   *13 Portions of the Company's 1996 Annual Report which are specifically incorporated by reference herein.

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

   *21         List of significant subsidiaries of the Company.

   *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

   *23.2       Consent of Arthur Andersen LLP.

   *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.

   *27         Financial Data Schedule.


  (d) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K dated November 1, 1996 reporting the sale of $200,000,000 principal amount of the Company's 7.20% Debentures due November 1, 2026, pursuant to the Company's shelf registration statement (No. 33-62819).


                              *        *        *

FORWARD-LOOKING STATEMENTS

   Certain statements in this Report (including statements incorporated by reference herein) that are neither reported financial results nor other historical information are forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those expressed in the forward-looking statements. Such risks and uncertainties include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the Company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the Company's products; and changes in raw material, energy and other costs.

                                 SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF MARCH, 1997.


                                              CHAMPION INTERNATIONAL CORPORATION
                                                            (Registrant)


                                              By /s/ Lawrence A. Fox
                                                 ------------------------------
                                                     (LAWRENCE A. FOX)
                                                   VICE PRESIDENT AND SECRETARY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                         TITLE                     DATE
-----------------------------------  -------------------------------   --------------
                                     Chairman of the Board,
                                     Chief Executive Officer
                                     and Director (Principal
  Richard E. Olson*                  Executive Officer)                March 27, 1997
-----------------------------------
(RICHARD E. OLSON)

                                     Vice Chairman and Executive
                                     Officer and Director (Principal
 Kenwood C. Nichols*                 Accounting Officer)               March 27, 1997
-----------------------------------
 (KENWOOD C. NICHOLS)
                                     Senior Vice President-
                                     Finance (Principal
    Frank Kneisel*                   Financial Officer)                March 27, 1997
-----------------------------------
   (FRANK KNEISEL)


  Lawrence A. Bossidy*               Director                          March 27, 1997
-----------------------------------
  (LAWRENCE A. BOSSIDY)


  Robert A. Charpie*                 Director                          March 27, 1997
__________________________
  (ROBERT A. CHARPIE)

       H. Corbin Day*
__________________________           Director                          March 27, 1997
      (H. CORBIN DAY)

     Alice F. Emerson*               Director                          March 27, 1997
___________________________
     (ALICE F. EMERSON)

      Allan E. Gotlieb*              Director                          March 27, 1997
___________________________
     (ALLAN E. GOTLIEB)

SIGNATURE                                         TITLE                     DATE
-----------------------------------  -------------------------------   --------------
     Sybil C. Mobley*                Director                          March 27, 1997
_________________________
    (SYBIL C. MOBLEY)

     Lawrence G. Rawl*               Director                          March 27, 1997
-------------------------
    (LAWRENCE G. RAWL)

   Walter V. Shipley*                Director                          March 27, 1997
--------------------------
   (WALTER V. SHIPLEY)

    Richard E. Walton*               Director                          March 27, 1997
__________________________
    (RICHARD E. WALTON)

    John L. Weinberg*                Director                          March 27, 1997
___________________________
    (JOHN L. WEINBERG)


*By /s/ Lawrence A. Fox                                                March 27, 1997
   -------------------------------
       (LAWRENCE A. FOX)


   A power of attorney authorizing Stephen B. Brown, Lawrence A. Fox and Richard
E. Olson and each of them to sign this Report and all amendments hereto as attorneys-in-fact for officers and directors of the registrant is filed as
Exhibit 24 hereto.