Form 10-Q
period 1997-03-31
CHAMPION INTERNATIONAL CORP
filed 1997-05-14
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q

    (Mark One)

     X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    ----
                      . EXCHANGE ACT OF 1934

        For the quarterly period ended                 March 31, 1997
                                      ------------------------------------------

                                      OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ----
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                      to
                                      ------------------------------------------

    Commission File Number                                 1-3053
                                      ------------------------------------------

                      Champion International Corporation
    ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 New York                                      13-1427390
    ------------------------------------------        --------------------------
       State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization                     Identification No.)

               One Champion Plaza, Stamford, Connecticut   06921
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


    Yes  X   No
        ----    ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at April 30, 1997
    ----------------------------------    --------------------------------------
       Common stock, $.50 par value                      95,638,774

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

 Item 1.  Financial Statements.
 ------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)


                                                                   Three Months Ended
                                                                         March 31,
                                                           ------------------------------------
                                                                 1997               1996
                                                           -----------------  -----------------
 Net Sales                                                  $1,366,720             $1,533,182

 Costs and Expenses
    Cost of products sold                                    1,281,103              1,260,453
    Selling, general and administrative expenses                93,864                 97,015
    Interest and debt expenses                                  60,799                 54,959
    Other (income) expense - net (Note 2)                       (9,502)               (11,168)
                                                           -----------------  -----------------
 Total costs and expenses                                    1,426,264              1,401,259

 Income (Loss) Before Income Taxes                             (59,544)               131,923

 Income Taxes (Benefit)                                        (22,461)                48,274
                                                           -----------------  -----------------

 Net Income (Loss)                                          $  (37,083)            $   83,649
                                                           =================  =================


 Average Number of Common Shares Outstanding                    95,590                 95,505
                                                           =================  =================


 Earnings (Loss) Per Common Share (Exhibit 11)              $     (.39)            $      .88
                                                           =================  =================


 Cash dividends declared                                    $      .05             $      .05
                                                           =================  =================

 The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)


                                                             March 31,         December 31,
                                                                1997               1996
 ASSETS:                                                    (unaudited)
                                                          -----------------  -----------------
 Current Assets:
   Cash and cash equivalents                                $  112,032         $  174,638
   Short-term investments                                       20,914                ---
   Receivables - net                                           565,320            579,393
   Inventories                                                 458,056            458,043
   Prepaid expenses                                             29,125             29,926
   Deferred income taxes                                        74,400             73,732
                                                           -----------------  -----------------
      Total Current Assets                                   1,259,847          1,315,732
                                                           -----------------  -----------------

 Timber and timberlands, at cost - less cost of
   timber harvested                                          2,354,038          2,364,858
                                                           -----------------  -----------------
 Property, plant and equipment, at cost                      9,360,528          9,297,557
   Less - Accumulated depreciation                           3,738,275          3,644,088
                                                           -----------------  -----------------
                                                             5,622,253          5,653,469
                                                           -----------------  -----------------

 Other assets and deferred charges                             504,489            485,933
                                                           -----------------  -----------------
           Total Assets                                     $9,740,627         $9,819,992
                                                           =================  =================

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Current installments of long-term debt                   $   60,735         $   80,900
   Short-term bank borrowings                                   98,385            126,910
   Accounts payable and accrued liabilities                    648,992            713,132
   Income taxes                                                  8,359             23,098
                                                           -----------------  -----------------
      Total Current Liabilities                                816,471            944,040
                                                           -----------------  -----------------

 Long-term debt                                              3,218,185          3,085,424
                                                           -----------------  -----------------
 Other liabilities                                             659,925            664,643
                                                           -----------------  -----------------
 Deferred income taxes                                       1,329,169          1,363,910
                                                           -----------------  -----------------
 Minority interest in subsidiaries                               5,327              6,307
                                                           -----------------  -----------------

 Shareholders' Equity:
   Capital Shares:
    Common (110,395,585 and 110,323,099
        shares issued at March 31, 1997 and
        December 31, 1996, respectively)                        55,198             55,162
    Capital Surplus                                          1,654,948          1,651,454
   Retained Earnings                                         2,698,329          2,740,196
                                                           -----------------  -----------------
                                                             4,408,475          4,446,812
   Treasury shares, at cost                                   (657,855)          (657,864)
   Cumulative translation adjustment                           (39,070)           (33,280)
                                                           -----------------  -----------------
      Total Shareholders' Equity                             3,711,550          3,755,668
                                                           -----------------  -----------------
           Total Liabilities and Shareholders' Equity       $9,740,627         $9,819,992
                                                           =================  =================

 The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)

                                                                   Three Months Ended
                                                                        March 31,
                                                           ------------------------------------
                                                                 1997              1996
                                                           -----------------  -----------------
 Cash flows from operating activities:
 Net income (1oss)                                          $(37,083)          $ 83,649

 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation expense                                     104,760            100,061
    Cost of timber harvested                                  22,686             22,661
    Net gain on sale of assets                                (2,692)            (2,960)
    (Increase) decrease in:
        Receivables                                           13,464             82,848
        Inventories                                             (819)           (60,136)
        Prepaid expenses                                         736             (2,679)
    Increase (decrease) in:
        Accounts payable and accrued liabilities             (58,987)           (62,539)
        Income taxes                                         (14,640)           (91,370)
        Other liabilities                                     (6,103)           (14,303)
        Deferred income taxes                                (33,394)            13,675
    All other - net                                           12,372             17,335
                                                           -----------------  -----------------
 Net cash provided by operating activities                       300             86,242
                                                           -----------------  -----------------

 Cash flows from investing activities:
    Expenditures for property, plant and equipment           (67,114)           (73,417)
    Timber and timberlands expenditures                      (25,293)           (30,326)
    Purchase of Lake Superior Land Company (Note 2)               ---           (71,775)
    Purchase of investments                                  (20,914)                ---
    Proceeds from redemption of investments                       ---             9,218
    Proceeds from sales of property, plant and equipment
        and timber and timberlands                             3,425              8,139
    All other - net                                            3,612            (13,292)
                                                           -----------------  -----------------
 Net cash used in investing activities                      (106,284)          (171,453)
                                                           -----------------  -----------------

 Cash flows from financing activities:
    Proceeds from issuance of long-term debt                  77,525            342,039
    Payments of current installments of long-term debt
        and long-term debt                                   (29,980)          (313,287)
    Cash dividends paid                                       (4,780)            (4,797)
    Payments to acquire treasury stock                            ---            (7,815)
    All other - net                                              613              1,619
                                                           -----------------  -----------------
 Net cash provided by financing activities                    43,378             17,759
                                                           -----------------  -----------------

 Decrease in cash and cash equivalents                       (62,606)           (67,452)

 Cash and Cash Equivalents:
 Beginning of period                                         174,638            317,069
                                                           -----------------  -----------------
 End of period                                              $112,032           $249,617
                                                           =================  =================

 Supplemental cash flow disclosures:
    Cash paid during the period for:
        Interest (net of capitalized amounts)               $ 56,048           $ 44,844
        Income taxes (net of refunds)                         18,279            122,776

 The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                March 31, 1997



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

    Note 3.

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"), which establishes standards for computing and presenting EPS, is effective for reporting periods ending after December 15, 1997. Had EPS been determined in accordance with this standard, the company's basic and diluted EPS for the three months ended March 31, 1997 and 1996 would have been the same as those currently reported for primary and fully diluted earnings per share, respectively.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


    Item 2.  Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations.
             ----------------------

    Results of Operations
    ---------------------
    Overall Quarterly Results

    The company reported a net loss of $37 million or $.39 per share, fully diluted, compared to last year's first quarter net income of $84 million or $.88 per share and last quarter's net income of $10 million or $.11 per share. The decline from last year and last quarter was primarily due to lower operating income in the paper segment, as discussed below.

    Significant Income Statement Line Item Changes For The Three Months Ended March 31, 1997

    Net sales of $1.37 billion declined from $1.53 billion a year ago and $1.43 billion last quarter. Gross profit was $86 million, compared to $273 million last year and $128 million last quarter. A pre-tax loss of $60 million represented a decline from pre-tax income of $132 million a year ago and $5 million last quarter. The declines in net sales, gross profit and pre-tax income from last year were mainly due to sharply lower prices for all of the company's major pulp and paper grades, which more than offset higher pulp and paper shipments, higher prices for lumber in the U.S. and Canada and higher plywood prices in Canada. The declines from last quarter were principally due to lower prices for uncoated free sheet and coated groundwood papers and pulp, as well as lower West Coast timber sales.

    The aggregate cost of products sold increased from last year but declined from last quarter. The increase from last year was mainly due to higher pulp and paper shipments, which more than offset lower purchased pulp costs. The decline from last quarter was primarily due to lower sales volumes for the company's paper merchant business, Nationwide Papers, lower maintenance outage expense and lower timber sales.

    Selling, general and administrative expenses were approximately even with last year but significantly higher than last quarter due to higher benefits expense and the impact of stock price fluctuations on the value of stock appreciation rights.

    The income tax benefit in the first quarter of 1997 reflected an effective tax rate approximately even with last year but higher than last quarter. The increase from last quarter was mainly due to the impact on the fourth quarter rate of adjustments to the 1996 Brazilian income tax provision.

    Paper Segment

    For the company's paper segment, the first quarter operating loss was $30 million. This compared to income of $167 million a year ago and $21 million last quarter. Total paper, packaging and pulp shipments were 1,539,000 tons in the first quarter, compared to 1,386,000 tons a year ago and 1,545,000 tons last quarter.

    The operating loss for the domestic free sheet business represented a decline from the operating income of a year ago and the smaller operating loss last quarter. The decline from the year-ago quarter was principally due to lower prices for coated and uncoated free sheet papers, which more than offset higher shipments and lower manufacturing costs. The decline from last quarter was mainly due to lower prices for uncoated free sheet papers. The average price for domestic uncoated free sheet papers, the principal product of the free sheet business, was $619 per ton in the first quarter of this year, compared to $793 per ton in the first quarter of 1996 and $671 per ton last quarter. The average price for coated free sheet papers declined significantly from a year ago and slightly from last quarter. Shipments of all grades for the free sheet business were 554,000 tons, compared to 519,000 tons last year and 556,000 tons last quarter. A price increase for most grades of uncoated free sheet papers was implemented early in the second quarter.

    Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda. ("Celulose"), declined significantly from last year and moderately from last quarter primarily due to lower export and domestic prices for uncoated free sheet papers, which more than offset lower manufacturing costs. The overall average price for uncoated free sheet papers was $743 per ton this quarter, compared to $961 per ton in the year-ago quarter and $795 per ton last quarter. Uncoated free sheet papers shipments of 97,000 tons were approximately even with last year and last quarter.

    An operating loss for the groundwood business represented a considerable decline from the operating income of last year and last quarter. The decline from last year was due to significantly lower prices for coated and uncoated groundwood papers and newsprint, which more than offset higher shipments and lower purchased pulp costs. The decline from last quarter was mainly due to lower prices for coated groundwood papers. The average price for coated groundwood papers was $772 per ton this quarter, compared to $1,152 per ton last year and $810 per ton last quarter. The average price for newsprint was $460 per ton this quarter, compared to $681 per ton last year and $460 per ton last quarter. Shipments of all groundwood and newsprint grades were 444,000 tons, compared to 385,000 tons last year and 446,000 tons last quarter. A domestic price increase for newsprint was implemented late in the first quarter and, early in the second quarter, a discount reduction for coated groundwood papers was also implemented.

    An operating loss for the specialty business represented a decline from the operating income of last year and last quarter. The decline from last year was principally due to lower prices for coated and uncoated groundwood papers and linerboard, which more than offset lower purchased pulp costs. The decline from last quarter was mainly due to lower prices for coated groundwood papers and linerboard and a decrease in the LIFO inventory reserve last quarter. Prices for coated and uncoated groundwood papers, linerboard and kraft papers declined from last year and last quarter. Prices for coated premium free sheet papers declined from last year but improved slightly from last quarter. Shipments of all grades were 220,000 tons, compared to 211,000 tons last year and 225,000 tons last quarter. Maintenance outages are scheduled at the company's Hamilton, Ohio, and Roanoke Rapids, North Carolina, mills in the second quarter.

    The operating loss for the company's U.S. and Canadian market pulp operations represented a decline from the operating income of last year and last quarter. The decline from the year-ago quarter was primarily due to significantly lower prices for all grades, which more than offset increased shipments and lower wood chip costs in Canada. The decline from last quarter was principally due to lower prices for northern hardwood and Canadian softwood pulps. The average price for Canadian softwood pulp was (U.S.) $403 per ton in the first quarter of this year, compared to $500 per ton last year and $423 per ton last quarter. Prices for northern hardwood pulp also decreased from last year and last quarter. Shipments of all pulp grades of 224,000 tons increased from 174,000 tons last year and 220,000 tons last quarter. Price increases for all softwood pulp grades were implemented May
    1. Maintenance outages are scheduled at all of the company's northern hardwood and Canadian softwood market pulp mills in the second quarter.

    Wood Products Segment

    The company's wood products segment, which includes the wood-related operations of Weldwood of Canada, Limited ("Weldwood") and Celulose, reported first quarter income from operations of $31 million, compared to $19 million a year ago and $36 million last quarter. The improvement from last year was mainly due to higher lumber prices in the U.S. and Canada, higher plywood prices in Canada and higher timber sales, which more than offset increased wood costs. The decline from last quarter was primarily due to lower West Coast timber sales and increased wood costs, which more than offset higher lumber shipments.

    The average price for plywood overall was up slightly from both prior quarters. The average price for lumber overall was 38% higher than last year and approximately even with last quarter. Wood products shipments were down significantly from last year but up from last quarter. The decrease in shipments from last year was primarily due to the sale and closure of various wood products facilities, while the increase from last quarter was due to seasonal factors.

    Foreign Operations

    The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales to unaffiliated customers by the company's foreign subsidiaries for the first quarter of 1997 were (U.S.) $217 million, accounting for 16% of consolidated net sales of the company. Pre-tax income and net income of the foreign subsidiaries for the first quarter of 1997 was (U.S.) $28 million and (U.S.) $23 million, respectively, which were more than offset by the pre-tax loss and net loss of the company's domestic operations.

    Labor Contracts

    At Weldwood, the labor agreement covering the joint venture pulp mill at Quesnel, British Columbia, has run past its expiration date. This facility presently is operating under the terms of its expired contract while efforts to negotiate a new labor agreement continue. The labor agreement at the Hinton, Alberta, pulp mill and wood products plant expires on May 31, 1997 and the labor agreements at several of Weldwood's wood products plants expire on June 30, 1997.

    Financial Condition
    -------------------

    The company's current ratio was 1.5 to 1 at March 31, 1997, compared to 1.4 to 1 at year-end 1996. Total debt to total capitalization was 40% at March 31, 1997, compared to 39% at year-end 1996.

    Significant Balance Sheet Line Item Changes

    Short-term investments increased by $21 million mainly due to the investment of excess cash by the company's Brazilian subsidiary. Net property, plant and equipment decreased by $31 million primarily due to depreciation expense exceeding capital additions in the first quarter. Short-term borrowings, and accounts payable and accrued liabilities, decreased by $29 million and $64 million, respectively, principally due to the timing of payments. Income taxes payable decreased by $15 million, as $18 million in net payments were made in the first quarter of 1997 for U.S. and foreign income taxes. The deferred income tax liability and shareholders' equity decreased $35 million and $44 million, respectively, mainly due to the company's first quarter net loss. For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

    Cash Flows Statement - General

    1997
    ----

    In the first three months of 1997, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the purchase of investments) and its financing activities (principally debt payments and cash dividends). The difference was financed through borrowings and the use of cash and cash equivalents. In the first three months, net borrowings generated cash proceeds of $48 million; long-term debt (including current installments) increased by $113 million. Cash and cash equivalents decreased by $63 million in the first three months to a total of $112 million, $67 million of which was held by the company's Canadian and Brazilian subsidiaries.

    1996
    ----

    In the first three months of 1996, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the acquisition of Lake Superior Land Company) and its financing activities (principally debt payments, cash dividends, and the purchase of shares of the company's common stock). The difference was financed through borrowings and the use of cash and cash equivalents. Net borrowings generated cash proceeds of $29 million; long-term debt (including current installments) increased by $83 million. Cash and cash equivalents decreased by $67 million.

    Cash Flows Statement - Operating Activities

    For the first three months, net cash provided by operating activities of $300,000 declined from $86 million a year ago. The decrease was primarily due to a net loss this year and a smaller decrease in receivables, partially offset by lower income tax payments and a smaller increase in inventories.

    Cash Flows Statement - Investing Activities

    For the first three months, net cash used in investing activities of $106 million declined from $171 million a year ago. The decrease was mainly due to the acquisition of Lake Superior Land Company for $76 million (as well as an outstanding $44 million mortgage loan) last year.

    Cash Flows Statement - Financing Activities

    Net cash provided by financing activities of $43 million increased from $18 million a year ago. The change was principally due to higher net borrowings this year, which in turn reflected the decrease in net cash provided by operating activities, as discussed above.

    At March 31, 1997, the company had $102 million U.S. commercial paper and other short-term obligations outstanding, all of which is classified as long-term debt, up from $7 million at year-end 1996. At March 31, 1997, the company had $15 million of notes outstanding under its U.S. bank lines of credit. At December 31, 1996, no notes were outstanding under these lines of credit. Domestically, at March 31, 1997, $102 million of the company's unused bank lines of credit of $1,235 million supported the classification of commercial paper and other short-term obligations as long-term debt. At March 31, 1997, Weldwood had unused bank lines of credit of (U.S.) $130 million.

    The annual principal payment requirements under the terms of all long-term agreements for the period from April 1 through December 31, 1997 are $84 million and for the years 1998 through 2001 are $439 million, $372 million, $206 million and $206 million, respectively.

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





                                           Champion International Corporation
                                     -------------------------------------------
                                                        (Registrant)







 Date:         May 13, 1997                             John M. Nimons
---------------------------------    -------------------------------------------
                                                         (Signature)

                                      John M. Nimons
                                      Vice President and Controller






 Date:         May 13, 1997                           Kenwood C. Nichols
---------------------------------    -------------------------------------------
                                                         (Signature)

                                     Kenwood C. Nichols
                                     Vice Chairman and Executive Officer

                                 EXHIBIT INDEX



 Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

    10.1 -Form of Restricted Stock Unit Grant Letter dated February 18, 1997.

    10.2 -Champion International Corporation 1997 Incentive Compensation Plan.

    10.3 -Champion International Corporation 1997 Performance Share Plan.

    10.4 -Compensation Plan for Non-Employee Directors.

    10.5 -Amendment to Champion International Corporation Retirement Plan for Outside Directors.

    11   -Calculation of Primary Earnings Per Common Share and Fully Diluted
          Earnings per Common Share (unaudited).

    27   -Financial Data Schedule (unaudited).