Form 10-Q
period 1997-06-30
CHAMPION INTERNATIONAL CORP
filed 1997-08-13
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the quarterly period ended            June 30, 1997
                                  --------------------------------------------

                                      OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                       to
                                  --------------------------------------------

Commission File Number                                  1-3053
                                  --------------------------------------------

                      Champion International Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                New York                                 13-1427390
------------------------------------------    --------------------------------
State or other jurisdiction of incorpor-      (I.R.S. Employer Identification
ation or organization                          No.)


             One Champion Plaza, Stamford, Connecticut      06921
          -----------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)


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


Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                             Outstanding at July 31, 1997
----------------------------------          ----------------------------------
   Common stock, $.50 par value                          95,915,528

Item 1.  Financial Statements.
-----------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                       (in thousands, except per share)

                                                             Six Months Ended                    Three Months Ended
                                                                June 30,                              June 30,
                                                     ------------------------------        -------------------------------
                                                         1997               1996              1997               1996
                                                     -----------        -----------        -----------        -----------
Net Sales                                            $ 2,774,180        $ 2,977,766        $ 1,407,460        $ 1,444,584

Costs and Expenses
   Cost of products sold                               2,562,689          2,546,870          1,281,586          1,286,417
   Selling, general and administrative expenses          198,616            188,286            104,752             91,271
   Interest and debt expenses                            121,561            108,178             60,763             53,219
   Other (income) expense - net                          (23,490)           (19,856)           (13,989)            (8,688)
                                                     -----------        -----------        -----------        -----------
Total costs and expenses                               2,859,376          2,823,478          1,433,112          1,422,219

Income (Loss) Before Income Taxes                        (85,196)           154,288            (25,652)            22,365

Income Taxes (Benefit)                                   (36,755)            55,087            (14,294)             6,813
                                                     -----------        -----------        -----------        -----------
Net Income (Loss)                                    $   (48,441)       $    99,201        $   (11,358)       $    15,552
                                                     ===========        ===========        ===========        ===========

Average Number of Common Shares Outstanding               95,625             95,508             95,659             95,511
                                                     ===========        ===========        ===========        ===========

Earnings (Loss) Per Common Share (Exhibit 11)        $      (.51)       $      1.04        $      (.12)       $       .16
                                                     ===========        ===========        ===========        ===========

Cash dividends declared                              $       .10        $       .10        $       .05        $       .05
                                                     ===========        ===========        ===========        ===========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                                       June 30,     December 31,
                                                         1997           1996
ASSETS:                                              (Unaudited)
                                                     -----------    -----------
Current Assets:
  Cash and cash equivalents                          $   139,668    $   174,638
  Short-term investments                                     ---            ---
  Receivables - net                                      570,808        579,393
  Inventories                                            401,194        458,043
  Prepaid expenses                                        34,157         29,926
  Deferred income taxes                                   74,832         73,732
                                                     -----------    -----------
     Total Current Assets                              1,220,659      1,315,732
                                                     -----------    -----------

Timber and timberlands, at cost - less cost of
  timber harvested                                     2,349,484      2,364,858
                                                     -----------    -----------
Property, plant and equipment, at cost                 9,434,622      9,297,557
  Less - Accumulated depreciation                      3,827,701      3,644,088
                                                     -----------    -----------
                                                       5,606,921      5,653,469
                                                     -----------    -----------

Other assets and deferred charges                        503,317        485,933
                                                     -----------    -----------

          Total Assets                               $ 9,680,381    $ 9,819,992
                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current installments of long-term debt             $    76,887    $    80,900
  Short-term borrowings                                   84,956        126,910
  Accounts payable and accrued liabilities               657,689        713,132
  Income taxes                                             8,541         23,098
                                                     -----------    -----------
     Total Current Liabilities                           828,073        944,040
                                                     -----------    -----------

Long-term debt                                         3,144,683      3,085,424
                                                     -----------    -----------
Other liabilities                                        695,184        664,643
                                                     -----------    -----------
Deferred income taxes                                  1,302,915      1,363,910
                                                     -----------    -----------
Minority interest in subsidiaries                          4,813          6,307
                                                     -----------    -----------

Shareholders' Equity:
  Capital Shares:
   Common (110,469,970 and 110,323,099
       shares issued at June 30, 1997 and
       December 31, 1996, respectively)                   55,235         55,162
   Capital Surplus                                     1,662,718      1,651,454
  Retained Earnings                                    2,682,183      2,740,196
                                                     -----------    -----------
                                                       4,400,136      4,446,812
                                                     -----------    -----------
  Treasury shares, at cost                              (657,855)      (657,864)
  Cumulative translation adjustment                      (37,568)       (33,280)
                                                     -----------    -----------
     Total Shareholders' Equity                        3,704,713      3,755,668
                                                     -----------    -----------
          Total Liabilities and Shareholders' Equity $ 9,680,381    $ 9,819,992
                                                     ===========    ===========

       The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in thousands of dollars)

                                                               Six Months Ended
                                                                    June 30,
                                                          ---------------------------
                                                              1997          1,996
                                                          -----------    -----------
Cash flows from operating activities:
Net income (loss)                                         $   (48,441)   $    99,201

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation expense                                       210,749        200,838
   Cost of timber harvested                                    43,937         42,800
   Net gain on sale of assets                                 (10,608)        (3,894)
   (Increase) decrease in:
         Receivables                                            8,130         82,043
         Inventories                                           56,247         (5,600)
         Prepaid expenses                                      (4,279)       (16,742)
   Increase (decrease) in:
         Accounts payable and accrued liabilities             (54,691)       (64,028)
         Income taxes                                         (14,483)      (120,458)
         Other liabilities                                     27,745        (18,653)
         Deferred income taxes                                (59,072)        15,273
   All other - net                                             20,483          1,430
                                                          -----------    -----------
Net cash provided by operating activities                     175,717        212,210
                                                          -----------    -----------

Cash flows from investing activities:
   Expenditures for property, plant and equipment            (154,279)      (185,778)
   Timber and timberlands expenditures                        (57,095)       (60,677)
   Purchase of Lake Superior Land Company (Note 2)                 --        (71,990)
   Purchase of investments                                    (20,914)           ---
   Proceeds from redemption of investments                     20,914         44,884
   Proceeds from sales of property, plant and equipment
       and timber and timberlands                              29,085         17,805
   All other - net                                             (1,839)         3,982
                                                          -----------    -----------
Net cash used in investing activities                        (184,128)      (251,774)
                                                          -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                   102,711        508,899
   Payments of long-term debt and short-term debt            (122,593)      (449,474)
   Cash dividends paid                                         (9,563)        (9,579)
   Payments to acquire treasury stock                              --         (7,815)
   All other - net                                              2,886          2,594
                                                          -----------    -----------
Net cash provided by financing activities                     (26,559)        44,625
                                                          -----------    -----------
Increase (decrease) in cash and cash equivalents              (34,970)         5,061

Cash and Cash Equivalents:
Beginning of period                                           174,638        317,069
                                                          -----------    -----------
End of period                                             $   139,668    $   322,130
                                                          ===========    ===========

Supplemental cash flow disclosures:
   Cash paid during the period for:
       Interest (net of capitalized amounts)              $   122,941    $   102,593
       Income taxes (net of refunds)                           29,138        153,116


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 June 30, 1997



Note 1

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.


Note 2

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


Note 3

In March 1997, the company adopted a performance share plan under which share units were awarded to senior executives and other key managers. These units entitle the executives, upon earn-out, to receive shares of common stock. The earn-out of shares is dependent on the company's stock price appreciation plus dividend yield (i.e., total shareholder return or "TSR") increasing, at any time within three years from the date of grant, to a value equivalent to 15% per annum compounded for three years. If the TSR goal is achieved, the amount of the payout will depend on the company's TSR, during the performance period, relative to an industry peer group. If the TSR goal is not achieved, there will be no payout.

Based on the current dividend rate, the shares would be earned if the common stock price reaches approximately $67 per share. The number of shares that could be earned ranges from 340,000 shares to 720,000 shares.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------

Results of Operations
---------------------

Overall Quarterly Results

The company reported a net loss in the second quarter of 1997 of $11 million or $.12 per share, compared to last year's second quarter net income of $16 million or $.16 per share and last quarter's net loss of $37 million or $.39 per share. As discussed below, the decline from last year was primarily due to lower operating income in the paper segment, while the improvement from last quarter was mainly due to higher operating income in the paper segment.

Significant Income Statement Line Item Changes for the Three Months Ended June 30, 1997

Net sales of $1.41 billion declined from $1.44 billion last year but increased from $1.37 billion last quarter. Gross profit was $126 million, compared to $158 million last year and $86 million last quarter. A pre-tax loss of $26 million represented a decline from pre-tax income of $22 million a year ago and an improvement from a pre-tax loss of $60 million last quarter. The declines in net sales, gross profit and pre-tax income from last year were principally due to lower prices for all of the company's major paper grades, which more than offset higher paper shipments, lower pulp and paper manufacturing costs and higher lumber and plywood prices. The improvements from last quarter were primarily due to lower pulp and paper manufacturing costs and increased pulp, paper and wood products shipments, as well as higher prices for uncoated free sheet and coated papers, newsprint, hardwood pulp and domestic lumber and plywood.

Despite higher shipments, the aggregate cost of products sold decreased from last year and was approximately even with last quarter mainly due to lower manufacturing costs.

Selling, general and administrative expenses were significantly higher than both last year and last quarter. The increases were principally due to the impact of stock price fluctuations on the value of stock appreciation rights and of other stock-based compensation, including the performance shares described in Note 3 to the consolidated financial statements. Future stock price volatility would impact the expense associated with the company's stock-based compensation plans.

Interest and debt expense increased from last year but was approximately even with last quarter. The increase from last year was mainly due to higher long-term debt, which more than offset a lower average interest rate.

Other (income) expense - net improved slightly from both prior periods, principally as the result of the sale of certain timberlands.

Results for the second quarter of 1997 benefited from an effective tax rate that was significantly higher than both last year and last quarter. The higher rate was primarily due to the mix of U.S. and foreign earnings and lower taxes on the company's Brazilian operations.

Year-to-Date Results

For the first six months, the company reported a net loss of $48 million or $.51 per share, compared to net income of $99 million or $1.04 per share a year ago.

Paper Segment

For the company's paper segment, second quarter operating income was $3 million. This compared to income of $44 million a year ago and a loss of $30 million last quarter. Total paper, packaging and pulp shipments were 1,563,000 tons in the second quarter, compared to 1,521,000 tons a year ago and 1,539,000 tons last quarter.

The slight operating loss for the domestic free sheet business represented an improvement from the losses of both last year and last quarter. The improvement from last year was mainly due to significantly lower manufacturing costs and higher coated free sheet shipments, which more than offset lower prices for coated and uncoated free sheet papers. The improvement from last quarter was mainly due to lower manufacturing costs, higher prices for coated and uncoated free sheet papers and higher shipments of uncoated free sheet papers. The average price for domestic uncoated free sheet papers, the principal product of the free sheet business, was $626 per ton in the second quarter of this year, compared to $688 per ton in the second quarter of 1996 and $619 per ton last quarter. The average price for coated free sheet papers was $833 per ton this quarter, compared to $931 per ton a year ago and $811 per ton last quarter. Shipments of all grades for the free sheet business were 562,000 tons, compared to 549,000 tons last year and 554,000 tons last quarter. A maintenance outage is scheduled at the company's Canton, North Carolina, mill in the third quarter. A price increase for most grades of coated and uncoated free sheet papers was implemented early in the third quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda. ("Celulose"), declined slightly from the year-ago quarter and last quarter principally due to lower export and domestic prices for uncoated free sheet papers. The overall average price for uncoated free sheet papers was $714 per ton this quarter, compared to $813 per ton last year and $743 per ton last quarter. Uncoated free sheet papers shipments of 96,000 tons were approximately even with last year and last quarter. A maintenance outage is scheduled at Celulose in the third quarter.

Operating income for the groundwood business declined substantially from last year but improved from an operating loss last quarter. The decline from last year was primarily due to significantly lower prices for coated and uncoated groundwood papers and newsprint, which more than offset lower manufacturing costs and higher coated groundwood papers shipments. The improvement from last quarter was principally due to higher prices for all grades as well as lower manufacturing costs. The average price for coated groundwood papers was $799 per ton this quarter, compared to $1,023 per ton last year and

$772 per ton last quarter. The average price for newsprint of $490 per ton this quarter declined from $600 per ton last year but improved from $460 per ton last quarter. Shipments of all groundwood and newsprint grades of 443,000 tons compared to 406,000 tons last year and 444,000 tons last quarter. Early in the third quarter, a discount reduction for coated groundwood papers was implemented.

An operating loss for the specialty business represented a decline from the operating income of last year and the smaller operating loss last quarter. The declines were mainly due to lower prices, higher purchased pulp costs and higher manufacturing costs resulting from scheduled maintenance outages. Prices for uncoated groundwood and premium free sheet papers, linerboard and kraft papers declined from last year and last quarter. Prices for coated groundwood papers declined from last year but improved from last quarter. Shipments of all grades were 218,000 tons, compared to 201,000 tons last year and 220,000 tons last quarter. A discount reduction for coated groundwood papers was implemented early in the third quarter.

The small operating loss for the company's U.S. and Canadian market pulp operations represented a significant improvement from the operating loss of last year and a slight improvement from the operating loss of last quarter. The improvement from last year was primarily due to higher prices for all grades, which more than offset lower shipments. The improvement from last quarter was principally due to higher prices for northern hardwood pulp and higher shipments, partially offset by higher manufacturing costs resulting from scheduled maintenance outages at all of the company's northern hardwood and Canadian softwood pulp mills. The average price for Canadian softwood pulp was (U.S.) $398 per ton in the second quarter of this year, compared to $362 per ton last year and $403 per ton last quarter. The average price for northern hardwood pulp was $398 per ton this quarter, compared to $328 per ton last year and $378 per ton last quarter. Shipments of all pulp grades of 243,000 tons decreased from 266,000 tons last year but increased from 224,000 tons last quarter. Price increases for all grades were implemented early in the third quarter. A maintenance outage is scheduled at the company's Pensacola, Florida, pulp mill in the third quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood") and Celulose, reported second quarter income from operations of $37 million, up from $29 million a year ago and $31 million last quarter. The improvement from last year was mainly due to higher prices for lumber and plywood in the U.S. and Canada, higher overall shipments and higher timber sales. The improvement from last quarter was primarily due to higher prices for lumber and plywood in the U.S. and higher overall shipments.

The average price for plywood overall was up slightly from both prior quarters. The average price for lumber overall was 14% higher than last year and approximately even with last quarter. Wood products shipments increased slightly from both last year and last quarter.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales to unaffiliated customers by the company's foreign subsidiaries for the first six months of 1997 were (U.S.) $437 million, accounting for 16% of consolidated net sales of the company. Pre-tax income and net income of the foreign subsidiaries for the first six months of 1997 were (U.S.) $64 million and (U.S.) $54 million, respectively, which were more than offset by the pre-tax loss and net loss of the company's domestic operations.

Labor Contracts

At Weldwood, labor agreements covering the Hinton, Alberta, pulp mill and wood products plant, the joint venture pulp mill at Quesnel, British Columbia, and most of Weldwood's wood products plants have run past their expiration dates. These facilities presently are operating under the terms of their expired contracts while efforts to negotiate new labor agreements continue.

Financial Condition
-------------------

The company's current ratio was 1.5 to 1 at June 30, 1997 and March 31, 1997, compared to 1.4 to 1 at year-end 1996. Total debt to total capitalization was 40% at June 30, 1997 and March 31, 1997, compared to 39% at year-end 1996.

Significant Balance Sheet Line Item Changes

Inventories declined by $57 million primarily due to a decrease in log inventory resulting from seasonal factors, as well as increased shipments. Net property, plant and equipment decreased by $47 million mainly due to depreciation expense exceeding capital additions in the first six months of 1997. Short-term borrowings, and accounts payable and accrued liabilities, decreased by $42 million and $55 million, respectively, principally due to the timing of payments. Income taxes payable decreased by $15 million, as $29 million in net payments were made in the first six months of 1997 for U.S. and foreign income taxes. The deferred income tax liability and shareholders' equity decreased by $61 million and $51 million, respectively, primarily due to the company's net loss in the first half of 1997. For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

Cash Flows Statement - General

1997
----
In the first six months of 1997, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents. Cash and cash equivalents decreased by $35 million in the first six months to a total of $140 million, $108 million of which was held by the company's Canadian and Brazilian subsidiaries. In the first six months, net long-term and short-term debt payments in the aggregate were $20 million; long-term and short-term debt in the aggregate increased by $13 million.

1996
----
In the first six months of 1996, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the acquisition of Lake Superior Land Company) and its financing activities (principally debt payments, cash dividends and the purchase of shares of the company's common stock). The difference was financed through borrowings. Net borrowings generated cash proceeds of $59 million; long-term debt (including current installments) increased by $111 million, including a $44 million mortgage loan of Lake Superior Land Company which was outstanding at the time of its acquisition. Cash and cash equivalents increased by $5 million.

Cash Flows Statement - Operating Activities

For the first six months, net cash provided by operating activities of $176 million declined from $212 million a year ago. The decrease was mainly due to a net loss this year and a smaller decrease in receivables, partially offset by lower income tax payments, a significant decrease in inventories and an increase in other liabilities.

Cash Flows Statement - Investing Activities

For the first six months, net cash used in investing activities of $184 million declined from $252 million a year ago. The decrease was principally due to lower capital expenditures this year and the acquisition of Lake Superior Land Company for $76 million (as well as an outstanding $44 million mortgage loan) last year.

Cash Flows Statement - Financing Activities

For the first six months, net cash used in financing activities of $27 million decreased from net cash provided by financing activities of $45 million a year ago. The change was primarily due to net debt payments this year.

At June 30, 1997, the company had $399 million of U.S. commercial paper, current maturities of long-term debt and other short-term obligations outstanding, all of which is classified as long-term debt, up from $102 million at March 31, 1997 and $7 million at year-end 1996. At June 30, 1997 and December 31, 1996, no notes were outstanding under the company's U.S. bank lines of credit. At March 31, 1997, $15 million of notes were outstanding. Domestically, at June 30, 1997, $399 million of the company's unused bank lines of credit of $1,085 million supported the classification of commercial paper, current maturities of long-term debt and other short-term obligations as long-term debt. At June 30, 1997, Weldwood had unused bank lines of credit of (U.S.) $130 million.

The annual principal payment requirements under the terms of all long-term agreements for the period from July 1 through December 31, 1997 are $72 million and for the years 1998 through 2001 are $436 million, $255 million, $206 million and $206 million, respectively.

Strategic Review
----------------

On March 20, 1997, the company announced that it is increasing its focus on improving total return to shareholders. The company has retained Marakon Associates, a consulting firm, to assist in this process.

The Board of Directors and senior management, with the assistance of Marakon Associates, have been engaged in an extensive strategic review of the company's businesses, markets, facilities, organizational structure and management processes. The company anticipates that the strategic review will be substantially complete in the Fall.

                          PART II.  OTHER INFORMATION

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

(a)         The Annual Meeting of Shareholders of the company was held on May
            15, 1997.

(b)         N/A

(c)   (i)   Five nominees were elected to the Board of Directors at the 1997
            Annual Meeting.

            Robert A. Charpie - 80,648,003 votes were cast in favor of his election and 1,470,679 votes were withheld.

            H. Corbin Day - 80,662,357 votes were cast in favor of his election and 1,456,325 votes were withheld.

            Richard E. Olson - 80,661,605 votes were cast in favor of his election and 1,457,077 votes were withheld.

            Walter V. Shipley - 80,113,680 votes were cast in favor of his election and 2,005,002 votes were withheld.

            Richard E. Walton - 80,665,353 votes were cast in favor of his election and 1,453,329 votes were withheld.

      (ii) The shareholders approved the appointment of Arthur Andersen LLP as the company's auditors for 1997. There were 81,890,541 votes cast in favor of the proposal, 100,335 votes cast against the proposal and 127,806 abstentions.

      (iii) The shareholders approved a proposal to amend the company's 1986 Stock Option Plan. There were 78,749,862 votes cast in favor of the proposal, 2,680,749 votes cast against the proposal, 334,409 abstentions and 353,662 broker non-votes.

      (iv) The shareholders rejected a shareholder proposal concerning cumulative voting. There were 25,536,380 votes cast in favor of the proposal, 51,036,025 votes cast against the proposal, 457,953 abstentions and 5,088,324 broker non-votes.

      (v) The shareholders rejected a shareholder proposal concerning the use of chlorine in the pulp-manufacturing process. There were 2,654,569 votes cast in favor of the proposal, 71,077,504 votes cast against the proposal, 3,298,285 abstentions and 5,088,324 broker non-votes.

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






                                         Champion International Corporation
                                       --------------------------------------
                                                    (Registrant)







Date:     August 13, 1997                        /s/ John M. Nimons
------------------------------         --------------------------------------
                                                     (Signature)

                                           John M. Nimons
                                           Vice President and Controller






Date:     August 13, 1997                      /s/ Kenwood C. Nichols
------------------------------         --------------------------------------
                                                     (Signature)

                                           Kenwood C. Nichols
                                           Vice Chairman and Executive Officer

                                 EXHIBIT INDEX



Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.


10 - Amendment to Champion International Corporation 1986 Management Incentive Program (filed by incorporation by reference to the appendix to the company's Proxy Statement for the 1997 Annual Meeting of Shareholders).

11 - Calculation of Primary Earnings Per Common Share and Fully Diluted Earnings per Common Share (unaudited).

27 -  Financial Data Schedule (unaudited).