Form 10-Q
period 1997-09-30
CHAMPION INTERNATIONAL CORP
filed 1997-11-14
CIK 19150

                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549

                                                        FORM 10-Q

        (Mark One)

        [X]                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

             For the quarterly period ended                           September 30, 1997
                                              --------------------------------------------------------------------

                                                           OR

        [ ]
                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                                   to
                                              --------------------------------------------------------------------

        Commission File Number                                              1-3053
                                              --------------------------------------------------------------------

                                           Champion International Corporation
        ----------------------------------------------------------------------------------------------------------
                                 (Exact name of registrant as specified in its charter)

                           New York                                                 13-1427390
        ------------------------------------------------          ------------------------------------------------
        State or other jurisdiction of incorporation                      (I.R.S. Employer Identification No.)
        or organization

                                     One Champion Plaza, Stamford, Connecticut 06921
        ----------------------------------------------------------------------------------------------------------
                                        (Address of principal executive offices)
                                                       (Zip Code)

                                                      203-358-7000
        ----------------------------------------------------------------------------------------------------------
                                  (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
        Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No
             ------     ------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                                             Outstanding at October 31, 1997
        --------------------------------------                    ------------------------------------------------
            Common stock, $.50 par value                                            96,128,737

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)

                        (in thousands, except per share)

                                                                    Nine Months Ended                   Three Months Ended
                                                                       September 30,                       September 30,
                                                             ----------------------------------   ----------------------------------
                                                                  1997               1996              1997               1996
                                                             ---------------   ----------------   ---------------   ----------------


Net Sales                                                      $ 4,252,585        $ 4,448,247        $ 1,478,405        $ 1,470,481

Costs and Expenses
   Cost of products sold                                         3,860,715          3,829,869          1,298,026          1,283,000
   Selling, general and administrative expenses                    303,537            285,596            104,921             97,308
   Interest and debt expenses                                      180,360            162,394             58,799             54,217
   Other (income) expense - net                                    (37,077)           (29,416)           (13,587)            (9,560)
                                                               -----------        -----------        -----------        -----------
Total costs and expenses                                         4,307,535          4,248,443          1,448,159          1,424,965

Income (Loss) Before Income Taxes                                  (54,950)           199,804             30,246             45,516

Income Taxes (Benefit)                                             (26,675)            68,602             10,080             13,515
                                                               -----------        -----------        -----------        -----------

Net Income (Loss)                                              $   (28,275)       $   131,202        $    20,166        $    32,001
                                                               ===========        ===========        ===========        ===========


Average Number of Common Shares Outstanding                         95,718             95,515             95,903             95,529
                                                               ===========        ===========        ===========        ===========

Earnings (Loss) Per Common Share (Exhibit 11)                  $      (.30)       $      1.37        $       .21        $       .33
                                                               ===========        ===========        ===========        ===========

Cash dividends declared                                        $       .15        $       .15        $       .05        $       .05
                                                               ===========        ===========        ===========        ===========












The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                            (in thousands of dollars)

                                                                                     September 30,      December 31,
                                                                                         1997               1996
         ASSETS:                                                                      (unaudited)
                                                                                    ----------------   ---------------
         Current Assets:
           Cash and cash equivalents                                                      $ 114,787         $ 174,638
           Short-term investments                                                             1,200               ---
           Receivables - net                                                                599,138           579,393
           Inventories                                                                      414,441           458,043
           Prepaid expenses                                                                  31,605            29,926
           Deferred income taxes                                                             76,031            73,732
                                                                                    ----------------   ---------------
              Total Current Assets                                                        1,237,202         1,315,732
                                                                                    ----------------   ---------------

         Timber and timberlands, at cost - less cost of timber harvested                  2,332,838         2,364,858
                                                                                    ----------------   ---------------
         Property, plant and equipment, at cost                                           9,492,622         9,297,557
           Less - Accumulated depreciation                                                3,910,737         3,644,088
                                                                                    ----------------   ---------------
                                                                                          5,581,885         5,653,469
                                                                                    ----------------   ---------------

         Other assets and deferred charges                                                  502,913           485,933
                                                                                    ----------------   ---------------
                   Total Assets                                                         $ 9,654,838       $ 9,819,992
                                                                                    ================   ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY:
         Current Liabilities:

           Current installments of long-term debt                                          $ 77,657          $ 80,900
           Short-term borrowings                                                             80,291           126,910
           Accounts payable and accrued liabilities                                         693,185           713,132
           Income taxes                                                                       7,033            23,098
                                                                                    ----------------   ---------------
              Total Current Liabilities                                                     858,166           944,040
                                                                                    ----------------   ---------------

         Long-term debt                                                                   3,078,343         3,085,424
                                                                                    ----------------   ---------------
         Other liabilities                                                                  682,887           664,643
                                                                                    ----------------   ---------------
         Deferred income taxes                                                            1,290,723         1,363,910
                                                                                    ----------------   ---------------
         Minority interest in subsidiaries                                                    4,497             6,307
                                                                                    ----------------   ---------------

         Shareholders' Equity:
           Capital Shares:

                Common (110,790,046 and 110,323,099 shares issued at
                     September 30, 1997 and December 31, 1996, respectively)                 55,395            55,162
                Capital Surplus                                                           1,682,691         1,651,454
           Retained Earnings                                                              2,697,547         2,740,196
                                                                                    ----------------   ---------------
                                                                                          4,435,633         4,446,812
                                                                                    ----------------   ---------------
           Treasury shares, at cost                                                        (657,855)         (657,864)
           Cumulative translation adjustment                                                (37,556)          (33,280)
                                                                                    ----------------   ---------------
              Total Shareholders' Equity                                                  3,740,222         3,755,668
                                                                                    ----------------   ---------------
                   Total Liabilities and Shareholders' Equity                           $ 9,654,838       $ 9,819,992
                                                                                    ================   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOWS (unaudited)

                            (in thousands of dollars)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ----------------------------------
                                                                                         1997               1996
                                                                                    ----------------   ---------------
         Cash flows from operating activities:
         Net income (loss)                                                                $ (28,275)        $ 131,202
         Adjustments to reconcile net income to net cash
                provided by operating activities:

                Depreciation expense                                                        317,993           302,818
                Cost of timber harvested                                                     67,913            68,069
                Net gain on sale of assets                                                  (19,039)          (16,547)
                (Increase) decrease in:
                      Receivables                                                           (20,200)           83,826
                      Inventories                                                            43,200           (10,934)
                      Prepaid expenses                                                       (1,728)           (9,849)
                Increase (decrease) in:
                      Accounts payable and accrued liabilities                              (21,110)          (69,947)
                      Income taxes                                                          (15,991)         (117,270)
                      Other liabilities                                                      24,739           (41,889)
                      Deferred income taxes                                                 (59,744)           17,422
                All other - net                                                              41,515             8,750
                                                                                    ----------------   ---------------
         Net cash provided by operating activities                                          329,273           345,651
                                                                                    ----------------   ---------------
         Cash flows from investing activities:
                Expenditures for property, plant and equipment                             (237,394)         (308,872)
                Timber and timberlands expenditures                                         (86,404)          (91,607)
                Purchase of Lake Superior Land Company (Note 2)                                 ---           (71,990)
                Purchase of investments                                                     (22,114)              ---
                Proceeds from redemption of investments                                      20,914            94,604
                Proceeds from sales of property, plant and equipment
                    and timber and timberlands                                               38,970            33,406
                All other - net                                                             (11,093)            8,138
                                                                                    ----------------   ---------------
         Net cash used in investing activities                                             (297,121)         (336,321)
                                                                                    ----------------   ---------------
         Cash flows from financing activities:
                Proceeds from issuance of long-term debt                                    113,512           812,135
                Payments of long-term and short-term debt                                  (204,327)         (646,315)
                Purchase of Weldwood minority interest (Note 3)                                 ---          (189,533)
                Cash dividends paid                                                         (14,351)          (14,371)
                All other - net                                                              13,163            (4,409)
                                                                                    ----------------   ---------------
         Net cash used in financing activities                                              (92,003)          (42,493)
                                                                                    ----------------   ---------------
         Decrease in cash and cash equivalents                                              (59,851)          (33,163)
         Cash and Cash Equivalents:
         Beginning of period                                                                174,638           317,069
                                                                                    ----------------   ---------------
         End of period                                                                    $ 114,787         $ 283,906
                                                                                    ================   ===============
         Supplemental cash flow disclosures:
               Cash paid during the period for:
                    Interest (net of capitalized amounts)                                 $ 177,122         $ 152,590
                    Income taxes (net of refunds)                                            40,487           171,832

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                               September 30, 1997

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

        Note 4.

        In March 1997, the company adopted a performance share plan under which share units were awarded to senior executives and other key managers. These units entitle the executives, upon earn-out, to receive shares of common stock. The earn-out of shares is dependent on the company's stock price appreciation plus dividend yield (i.e., total shareholder return or "TSR") increasing, at any time within three years from the date of grant, to a value equivalent to approximately 15% per annum compounded for three years. If the TSR goal is achieved, the amount of the payout will depend on the company's TSR, during the performance period, relative to an industry peer group. If the TSR goal is not achieved, there will be no payout.

        Based on the current dividend rate, the shares would be earned if the common stock price reaches approximately $67 per share. The number of shares that could be earned ranges from 340,000 shares to 720,000 shares.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

        Note 5.

        The company occasionally enters into foreign exchange contracts to mitigate the risks associated with its exposure to fluctuations in foreign currency exchange rates. The foreign exchange contracts are held for purposes other than trading. At September 30, 1997, the company had foreign exchange contracts covering approximately $95 million of short-term investments and accounts receivable. The fair value of these contracts approximated carrying value.

        Note 6.

        Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"), which establishes standards for computing and presenting EPS, is effective for reporting periods ending after December 15, 1997. Had EPS been determined in accordance with this standard, the company's basic and diluted EPS for the three months and nine months ended September 30, 1997 and 1996 would have been the same as those reported herein.

        Note 7.

        On October 7, 1997, the company approved a plan to maximize total shareholder return by focusing on strategic businesses, increasing profitability and improving financial discipline. As part of this plan, the company will divest several non-strategic product segments with net sales for the first nine months of 1997 of $970 million. The profit-improvement program includes a targeted reduction of approximately 11% in the company's worldwide workforce in the businesses remaining after the divestitures.

        The company will incur a pre-tax charge of $894 million ($553 million after-tax), or $5.77 per share. Most of the charge will be recorded in the fourth quarter of 1997.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations

        Overall Quarterly Results

        The company reported net income in the third quarter of 1997 of $20 million or $.21 per share, compared to last year's third quarter net income of $32 million or $.33 per share and last quarter's net loss of $11 million or $.12 per share. As discussed below, the decline from last year was primarily due to lower operating income in the company's wood products segment, higher selling, general and administrative expenses and higher interest expense, which more than offset higher earnings for the paper segment. The improvement from last quarter was mainly due to significantly higher earnings in the paper segment.

        Significant Income Statement Line Item Changes for the Three Months Ended September 30, 1997

        Net sales of $1.48 billion increased from $1.47 billion last year and $1.41 billion last quarter. Gross profit was $180 million, compared to $187 million last year and $126 million last quarter. Pre-tax income of $30 million declined from $46 million a year ago but improved from a pre-tax loss of $26 million last quarter. The decline in gross profit from last year was principally due to lower results for the company's Canadian wood products operations, resulting from lower lumber and plywood prices and lower lumber shipments, higher purchased wood costs and the start-up of a new wood products facility. The decline in pre-tax income from last year was primarily due to the lower gross profit as well as higher selling, general and administrative expenses and higher interest expense. The improvements in net sales, gross profit and pre-tax income from last quarter were mainly due to higher prices for most of the company's key pulp and paper grades, increased paper shipments and lower pulp and paper manufacturing costs, which more than offset lower results for the company's Canadian wood products operations.

        The aggregate cost of products sold increased from last year and last quarter principally due to higher paper shipments. Selling, general and administrative expenses increased from last year and were approximately even with last quarter. The increase from last year was principally due to the impact of stock price fluctuations on the value of stock appreciation rights and of other stock-based compensation, including the performance share units described in Note 4 to the consolidated financial statements. Future stock price volatility would impact the expense associated with the company's stock-based compensation plans.

        Interest and debt expense increased from last year but decreased from last quarter. The variances from both prior periods were primarily due to changes in the amount of the company's long-term debt. Other (income) expense - net improved from last year and was approximately even with last quarter. The improvement from last year was due in part to the sale of a warehouse facility this year.

        The effective tax rate for the third quarter of 1997 was higher than last year but significantly lower than the rate associated with the tax benefit last quarter. The variances from both last year and last quarter were principally due to the mix of earnings from the company's operations in North America and Brazil. The Brazilian tax rate is lower than that applicable to North American earnings.

        Year-to-Date Results

        For the first nine months, the company reported a net loss of $28 million or $.30 per share, compared to net income of $131 million or $1.37 per share a year ago.

        Paper Segment

        For the company's paper segment, third quarter operating income was $72 million. This compared to income of $58 million a year ago and $3 million last quarter. Total paper, packaging and pulp shipments were 1,599,000 tons in the third quarter, compared to 1,538,000 tons a year ago and 1,560,000 tons last quarter.

        The operating income for the domestic free sheet business represented a significant improvement from the operating income of last year and slight operating loss of last quarter. The improvement from last year was mainly due to lower manufacturing costs and to higher prices for coated free sheet papers. The improvement from last quarter was principally due to higher prices for coated and uncoated free sheet papers and higher overall shipments. The average price for domestic uncoated free sheet papers, the principal product of the free sheet business, was $674 per ton in the third quarter of this year, compared to $687 per ton in the third quarter of 1996 and $626 per ton last quarter. The average price for coated free sheet papers was $879 per ton this quarter, compared to $859 per ton a year ago and $833 per ton last quarter. Shipments of all grades for the free sheet business were 572,000 tons, compared to 579,000 tons last year and 562,000 tons last quarter. Maintenance outages are scheduled at the company's Courtland, Alabama and Pensacola, Florida mills in the fourth quarter. A price increase for many grades of uncoated free sheet papers was implemented early in the fourth quarter.

        Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda. ("Celulose"), declined slightly from both last year and last quarter. The decline from last year was primarily due to lower domestic prices for uncoated free sheet papers. The decline from last quarter was mainly due to lower domestic prices for uncoated free sheet papers and a scheduled maintenance outage in the third quarter. The overall average price for uncoated free sheet papers was $715 per ton this quarter, compared to $788 per ton last year and $714 per ton last quarter. Uncoated free sheet papers shipments of 98,000 tons were approximately even with last year and last quarter.

        Operating income for the groundwood business declined from last year but improved significantly from last quarter. The decline from last year was principally due to lower prices for coated and uncoated groundwood papers and newsprint, which more than offset higher overall shipments and lower manufacturing costs. The improvement from last quarter was primarily due to higher prices for coated groundwood papers and newsprint as well as higher shipments. The average price for coated groundwood papers was $870 per ton this quarter, compared to $910 per ton last year and $799 per ton last quarter. The average price for newsprint of $503 per ton this quarter declined from $529 per ton last year but improved from $490 per ton last quarter. Shipments of all groundwood and newsprint grades of 458,000 tons compared to 414,000 tons last year and 443,000 tons last quarter. A maintenance outage is scheduled at the company's Sheldon, Texas newsprint mill in the fourth quarter.

        Results for the specialty business declined slightly from last year but improved somewhat from last quarter. This business incurred a modest operating loss in each of the three quarters. The decline from last year was mainly due to lower prices for most grades and higher purchased pulp costs, which more than offset higher overall shipments. The improvement from last quarter was principally due to higher prices for most grades, higher overall shipments and lower manufacturing costs. Prices for coated and uncoated groundwood papers and linerboard declined from last year but improved from last quarter. Prices for coated premium free sheet papers improved from both last year and last quarter. Prices for kraft papers declined from last year and were approximately even with last quarter. Shipments of all grades were 228,000 tons, compared to 214,000 tons last year and 218,000 tons last quarter. A maintenance outage is scheduled at the company's Roanoke Rapids, North Carolina mill in the fourth quarter. A price increase for kraft papers was implemented early in the fourth quarter.

        The operating profit for the company's U.S. and Canadian market pulp operations represented a significant improvement from the operating profit of a year ago and the slight operating loss last quarter. The improvement from last year and last quarter was primarily due to higher prices for all grades and lower manufacturing costs. The average price for Canadian softwood pulp was (U.S.) $440 per ton in the third quarter of this year, compared to $423 per ton last year and $398 last quarter. The average price for northern hardwood pulp was $435 per ton this quarter, compared to $395 per ton last year and $398 per ton last quarter. Shipments of all pulp grades of 243,000 tons increased from 234,000 tons last year and 240,000 tons last quarter.

        Wood Products Segment

        The company's wood products segment, which includes the wood-related operations of the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood") and Celulose, reported third quarter income from operations of $25 million, down from $42 million a year ago and $37 million last quarter. The decline from both prior periods was mainly due to lower results for Weldwood, including lower prices for lumber and plywood, lower lumber shipments, higher purchased wood costs and the start-up of a new wood products facility.

        For U.S. and Canadian operations overall, the average price for plywood was up 3.1% from last year but down 1.2% from last quarter. The average price for lumber was 6.3% lower than last year and 6.7% lower than last quarter. Lumber shipments declined from both last year and last quarter. Plywood shipments increased slightly from last year and were somewhat higher than last quarter. U.S. and Canadian lumber prices continued to decline early in the fourth quarter.

        Foreign Operations

        The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales to unaffiliated customers by the company's foreign subsidiaries for the first nine months of 1997 were (U.S.) $626 million, accounting for 15% of consolidated net sales of the company. Pre-tax income and net income of the foreign subsidiaries for the first nine months of 1997 were (U.S.) $90 million and (U.S.) $75 million, respectively, which were more than offset by the pre-tax loss and net loss of the company's domestic operations.

        Labor Contracts

        New three-year labor contracts are in effect at most of Weldwood's wood products plants. Efforts to reach new labor agreements continue at the Hinton, Alberta, pulp mill and wood products plant, and the joint venture pulp mill at Quesnel, British Columbia, which are presently operating under the terms of their expired contracts.

        Financial Condition

        The company's current ratio was 1.4 to 1 at September 30, 1997, compared to 1.5 to 1 at June 30, 1997 and 1.4 to 1 at year-end 1996. Total debt to total capitalization was 39% at September 30, 1997, compared to 40% at June 30, 1997 and 39% at year-end 1996.

        Significant Balance Sheet Line Item Changes for the Nine Months Ended September 30, 1997

        Inventories declined by $44 million principally due to a decrease in log inventories resulting from seasonal factors, as well as increased pulp and paper shipments. Net property, plant and equipment decreased by $72 million primarily due to depreciation expense exceeding capital additions in the first nine months of 1997. Short-term borrowings, and accounts payable and accrued liabilities, decreased by $47 million and $20 million, respectively, mainly due to the timing of payments. Income taxes payable decreased by $16 million, as $40 million in net payments were made in the first nine months of 1997 for U.S. and foreign income taxes. The deferred income tax liability and retained earnings decreased by $73 million and $43 million, respectively, primarily due to the company's net loss for the first nine months of 1997. For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

        Cash Flows Statement - General

        1997

        In the first nine months of 1997, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents. Cash and cash equivalents decreased by $60 million in the first nine months to a total of $115 million, $94 million of which was held by the company's Canadian and Brazilian subsidiaries. In the first nine months, net long-term and short-term debt payments in the aggregate were $91 million; long-term and short-term debt (including current installments) in the aggregate decreased by $57 million.

        1996

        In the first nine months of 1996, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the acquisition of Lake Superior Land Company) and its financing activities (principally debt payments, cash dividends and the purchase by Weldwood of all of its publicly-held shares). The difference was financed through borrowings and the use of cash and cash equivalents. Net borrowings generated cash proceeds of $166 million; long-term debt (including current installments) increased by $205 million, including a $44 million mortgage loan of Lake Superior Land Company which was outstanding at the time of its acquisition. Cash and cash equivalents decreased by $33 million.

        Cash Flows Statement - Operating Activities

        For the first nine months, net cash provided by operating activities of $329 million declined from $346 million a year ago. The decrease was principally due to a net loss this year and an increase in receivables, partially offset by lower income tax payments, a smaller decrease in accounts payable and accrued liabilities, a significant decrease in inventories and an increase in other liabilities.

        Cash Flows Statement - Investing Activities

        For the first nine months, net cash used in investing activities of $297 million declined from $336 million a year ago. The decrease was primarily due to lower capital expenditures this year and the acquisition of Lake Superior Land Company for $76 million (as well as an outstanding $44 million mortgage loan) last year, partially offset by lower proceeds from the redemption of investments this year.

        Cash Flows Statement - Financing Activities

        For the first nine months, net cash used in financing activities of $92 million increased from $42 million a year ago. The change was mainly due to net debt payments this year, partially offset by the purchase of the Weldwood shares last year.

        At September 30, 1997, the company had $424 million of U.S. commercial paper, current maturities of long-term debt and other short-term obligations outstanding, all of which is classified as long-term debt, up from $399 million at June 30, 1997 and $7 million at year-end 1996. At September 30, 1997, June 30, 1997 and December 31, 1996, no notes were outstanding under the company's U.S. bank lines of credit. Domestically, at September 30, 1997, $424 million of the company's unused bank lines of credit of $1,190 million supported the classification of commercial paper, current maturities of long-term debt and other short-term obligations as long-term debt.

        At September 30, 1997, Weldwood had unused bank lines of credit of (U.S.) $130 million. The annual principal payment requirements under the terms of all long-term agreements for the period from October 1 through December 31, 1997 are $7 million and for the years 1998 through 2001 are $485 million, $255 million, $205 million and $205 million, respectively.

        Capital Expenditures

        The company currently anticipates that capital spending will be approximately $425 million in 1997, a decrease of $75 million from the estimate included in the company's 1996 Annual Report to Shareholders.

        New Strategic Direction

        On October 7, 1997, the company approved a plan to maximize total shareholder return by focusing on strategic businesses, increasing profitability and improving financial discipline. As part of this plan, the company will divest several non-strategic product segments with net sales for the first nine months of 1997 of $970 million. These product segments include newsprint, the recycling business, coated and uncoated groundwood specialty papers, premium papers, specialty uncoated papers and liquid packaging and bleached board. Also to be divested are 325,000 acres of timberlands. The proceeds from these divestitures will initially be used for debt repayment.

        The plan also includes a profit-improvement program that is targeted to increase the annual pre-tax profit of the company's on-going operations by $400 million by the end of 1999 through cost reduction, productivity increases and changes in product mix. As part of cost reduction, the company has set a goal of reducing its worldwide workforce in the businesses remaining after the divestitures by 11% by the end of 1999.

        The company will incur a pre-tax charge of $894 million ($553 million after-tax), or $5.77 per share. Most of the charge will be recorded in the fourth quarter of 1997. The charge includes (i) approximately $700 million of expected non-cash expenses, primarily for asset impairment and other asset write-offs, and (ii) approximately $200 million for expected one-time cash costs, which include severance and other expenses.

        The Environment

        In late 1996, the North Carolina Department of Environment, Health and Natural Resources renewed the NPDES wastewater discharge permit for the company's Canton, North Carolina mill which included a revised variance from the North Carolina water quality standard for color in the Pigeon River. In early 1997, the State of Tennessee filed an administrative appeal of the permit, principally on the grounds that the color variance fails to satisfy Tennessee's water quality standard for the portion of the Pigeon River in Tennessee. The permit is effective pending a final decision on the appeal. A hearing date on the appeal has been set for June 1998. The company, the states of North Carolina and Tennessee and the U.S. Environmental Protection Agency have been negotiating in an attempt to settle the dispute.

        The company has announced that it will evaluate relocating the point of discharge for its Pensacola, Florida mill's effluent due to potential limitations on the assimilative capacity of the existing receiving body of water. The results of the study are expected to be submitted to the Florida Department of Environmental Protection by May 1998, and a decision on a possible new point of discharge will then be made.

        Forward-Looking Statements

        Certain statements in this report that are neither reported financial results nor other historical information are forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and company plans and objectives to differ materially from those expressed in the forward-looking statements. Such risks and uncertainties are discussed in the company's Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

         Item 1.  Legal Proceedings.

        There is incorporated by reference herein the information under Management's Discussion and Analysis of Financial Condition and Results of Operations - The Environment in Part I of this report.

        Item 6.  Exhibits and Reports on Form 8-K.

                (a) See exhibit index following the signature page.

                (b) The company filed a Current Report on Form 8-K dated
                    October 8, 1997 reporting the issuance of a press release announcing the company's plan to maximize shareholder value.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant as duly authorized officers thereof and in their capacities as the chief accounting officers of the registrant.

                                                                                   Champion International Corporation
                                                                        --------------------------------------------------------
                                                                                              (Registrant)





      Date:           November 11, 1997                                                    /s/ John M. Nimons
     ----------------------------------------------------------         --------------------------------------------------------
                                                                                              (Signature)

                                                                        John M. Nimons
                                                                        Vice President and Controller





      Date:           November 11, 1997                                                  /s/ Kenwood C. Nichols
     ----------------------------------------------------------         --------------------------------------------------------
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