Form 10-K405
period 1997-12-31
CHAMPION INTERNATIONAL CORP
filed 1998-03-27
CIK 19150

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-3053

                      CHAMPION INTERNATIONAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                              13-1427390
       (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER
                                               IDENTIFICATION NUMBER)

                              ONE CHAMPION PLAZA
                          STAMFORD, CONNECTICUT 06921
                                (203) 358-7000
    (ADDRESS INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                 OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

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

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X. NO .

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 27, 1998 WAS APPROXIMATELY $4,905,000,000.

  AS OF FEBRUARY 27, 1998, 96,134,330 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

  PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV HEREOF. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS SCHEDULED TO BE HELD ON MAY 21, 1998 ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   Champion International Corporation was incorporated under the laws of the State of New York on April 28, 1937. References to the "Company" include Champion International Corporation and its subsidiaries at December 31, 1997, unless the context otherwise requires.

   The Company is one of the leading domestic manufacturers of paper for business communications, commercial printing and publications. In addition, the Company has significant market pulp, plywood, lumber and wood chip manufacturing operations and owns or controls approximately 5,086,000 acres of timberlands in the United States (excluding the 325,000 acres of timberlands offered for sale by the Company, as discussed below). The Company's Canadian and Brazilian subsidiaries also own or control significant timber resources supporting their operations.

   The Company's business segments are paper and wood products. See Note 13 of "Notes to Financial Statements" on pages 42 to 44 of the Company's Annual Report to Shareholders for the fiscal year ended

December 31, 1997 (the "Company's 1997 Annual Report"), which Note is incorporated by reference herein, for information concerning the Company's business segments and operations in different geographic areas for 1995, 1996 and 1997.

   On October 7, 1997, the Company approved a plan to divest several non-strategic product segments. As part of the divestiture, the Company has offered for sale the Canton, North Carolina free sheet papers and bleached paperboard mill, the newsprint mills at Lufkin and Sheldon, Texas, and the specialty papers mills at Deferiet, New York and Hamilton, Ohio. Also offered for sale are the liquid packaging operation (the DairyPak unit) consisting of the Waynesville, North Carolina plant and six paperboard converting plants, the recycling business and 325,000 acres of timberlands. The operations and assets to be divested are not included in the discussion under "Paper" and "Timber Properties" below except as set forth under "Paper - Operations to Be Divested" and "Timber Properties - Timberlands to Be Divested".


PAPER

   See the "Paper Net Sales" table on page 24 of the Company's 1997 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the paper business for 1995, 1996 and 1997.


                                 FREE SHEET PAPERS

   The free sheet papers business manufactures and sells coated and uncoated free sheet papers and pulp. The principal manufacturing properties of this operation consist of integrated pulp and paper mills at Courtland, Alabama; Pensacola, Florida; and Quinnesec, Michigan. As of December 31, 1997, these mills had an annual capacity of approximately 1,869,000 tons of pulp and 1,753,000 tons of free sheet papers.

   A significant portion of the fiber requirements of the free sheet papers business is supplied by its own mills. In addition, a portion of the fiber requirements of this business is supplied by other Company pulp mills, and approximately 6% of its fiber requirements in 1997 was purchased from third-party suppliers.

   The Company manufactures pulp for sale in the open market at the Quinnesec mill. In 1997, approximately 60% of the pulp production of this mill, or 244,000 tons, was sold in the open market. The balance was used in the production of paper at the Quinnesec mill and at other Company paper mills. In addition, approximately 11% of the pulp produced at the Courtland and Pensacola mills was sold in the open market in 1997.

   Uncoated papers produced by the free sheet papers business are used for computer forms, desktop printers, copier paper, envelope papers and a variety of commercially printed products. Coated papers are used in catalogs, magazines, textbooks, labels, annual reports and many other commercially printed products.

   The Company leases substantial portions of the Courtland mill under 16 long-term net leases which expire between 2007 and 2029. Each of these leases provides for rental payments over its term sufficient to pay interest on and to retire the industrial development or pollution control revenue bonds issued in connection with the financing of the property subject to such lease. The Company is required to purchase, or has the option to purchase, the property subject to each such lease for a nominal sum at the time the related bonds are retired.


                                 GROUNDWOOD PAPERS

   The groundwood papers business manufactures pulp and manufactures and sells coated and uncoated groundwood papers. The manufacturing properties of this operation consist of integrated pulp and paper mills at Bucksport, Maine and Sartell, Minnesota. As of December 31, 1997, these mills had an annual capacity of approximately 378,000 tons of pulp and 803,000 tons of groundwood papers.

   Most of the pulp produced by the groundwood papers business is used in its own paper mills. In addition, a portion of the fiber requirements of this business is supplied by other Company pulp mills, and approximately 28% of its fiber requirements in 1997 was purchased from third-party suppliers.

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


                                     KRAFT

   The Company produces unbleached linerboard, kraft paper and pulp at its integrated pulp and paper mill at Roanoke Rapids, North Carolina. As of December 31, 1997, this mill had an annual capacity of approximately 500,000 tons of pulp, 375,000 tons of linerboard and 134,000 tons of kraft paper.

   All of this mill's pulp production is used at the mill. In addition, a portion of the fiber requirements of this mill is supplied by other Company pulp mills, and approximately 7% of its fiber requirements in 1997 was purchased from third-party suppliers.

   Unbleached linerboard is used for corrugated boxes, and kraft paper is used for multiwall and grocery bags.


                                      PULP

   For information concerning market pulp produced at the Courtland, Pensacola and Quinnesec mills, see the section captioned "Free Sheet Papers" above.

   Weldwood of Canada Limited ("Weldwood"), a wholly owned Canadian subsidiary, manufactures bleached softwood kraft pulp at its mill in Hinton, Alberta, Canada. As of December 31, 1997, this mill had an annual capacity of approximately 463,000 tons. In 1997, approximately 28% of the mill's pulp production was used in the Company's own free sheet papers and groundwood papers mills (including 1% in the operations to be divested). The balance was sold in the open market through the Company's headquarters in Stamford, Connecticut and a Company sales office in Appleton, Wisconsin.

   Cariboo Pulp & Paper Company, a joint venture owned equally by Weldwood and Daishowa-Marubeni International Limited, operates a bleached softwood kraft pulp mill in Quesnel, British Columbia, Canada. As of December 31, 1997, this mill had an annual capacity of approximately 370,000 tons. In 1997, approximately 19% of Weldwood's 50% share of the mill's pulp production was used in the Company's Canton, North Carolina and Hamilton, Ohio mills, both of which are to be divested. The balance of Weldwood's share was sold in the open market through the Company's headquarters in Stamford, Connecticut and a Company sales office in Appleton, Wisconsin.

   While certain of the Company's mills purchase pulp in the open market, the Company and Weldwood overall are net sellers of pulp. Excluding the operations to be divested, in 1997, the Company and Weldwood in the aggregate produced approximately 859,000 tons of pulp for sale to unaffiliated purchasers, while the Company used approximately 162,000 tons of pulp purchased from third-party suppliers, resulting in net market pulp of approximately 697,000 tons.


                                     BRAZIL

   Champion Papel e Celulose Ltda. ("Champion Papel"), a wholly owned subsidiary, is a major integrated manufacturer of pulp and free sheet papers in Brazil. As of December 31, 1997, its mill had an annual capacity of approximately 347,000 tons of pulp and 393,000 tons of paper. In addition to being a leading supplier of free sheet papers in Brazil, Champion Papel exports a substantial portion of its paper production.

   In addition, on January 26, 1998, Champion Papel acquired Industria de Papel Arapoti S.A. ("Inpacel"), a Brazilian company, which owns a pulp and coated groundwood papers mill with an annual capacity of approximately 160,000 tons of pulp and 178,000 tons of coated groundwood papers.


                                     SALES

   The Company's domestic sales organization is responsible for the sale of products produced by the Company's domestic free sheet papers business and groundwood papers business, as well as the sale of linerboard and kraft paper.

   The sales organization maintains 12 regional sales offices throughout the United States and an order services office in Hamilton, Ohio, serving the free sheet papers business (excluding pulp) and groundwood papers business. Generally, sales are made to direct purchasers and through paper merchants and brokers.

   Pulp produced at the Company's domestic and Canadian mills for sale in the open market is sold through the Company's headquarters in Stamford, Connecticut, as well as a sales office in Appleton, Wisconsin.

   Linerboard and kraft paper are sold to converters through three regional sales offices and an order services office located in Roanoke Rapids, North Carolina.

   In addition, the Company's international sales organization handles the export sale of all of the Company's domestic and Canadian pulp and paper products. This organization is located at the Stamford, Connecticut headquarters.


                          PAPER DISTRIBUTION OPERATION

   Nationwide Papers, a unit of the Company, is a distributor of paper, paper products and industrial products. Its marketing operations are carried out through 35 sales offices and 28 distribution centers in 20 states. At three of the centers, Nationwide Papers converts rolls of bleached paperboard and coated and uncoated papers into sheets. In 1997, approximately 79% of its sales were attributable to merchandise purchased from numerous manufacturers other than the Company. However, Nationwide Papers is not dependent on any single supplier for such merchandise.


                           OPERATIONS TO BE DIVESTED

   The following is a description of the paper segment operations which have been offered for sale by the Company.

   The Canton, North Carolina integrated pulp and paper mill manufactures pulp and manufactures and sells uncoated free sheet papers and bleached paperboard. As of December 31, 1997, this mill had an annual capacity of approximately 504,000 tons of pulp and 531,000 tons of free sheet papers and bleached paperboard. In 1997, 61% of this operation's bleached paperboard production was used by the Company's DairyPak unit, which converts polyethylene-coated paperboard into milk and juice cartons and ovenable packaging. The balance either was sold to independent purchasers, primarily for conversion to cups, or was exported.

   The Company leases a printing facility at the Athens, Georgia DairyPak plant. The lease, which expires in 2015, provides for rental payments over its term sufficient to pay interest on and to retire the industrial development revenue bonds issued to finance the acquisition of that facility. The lessee under the lease has the option to purchase the facility for a nominal sum at the time the bonds are retired.

     The Lufkin and Sheldon, Texas integrated pulp and newsprint mills manufacture and sell newsprint, groundwood papers and pulp. As of December 31, 1997, these mills had an annual capacity of approximately 1,136,000 tons of pulp (which includes 173,000 tons of recycled pulp) and 973,000 tons of groundwood papers and newsprint. In 1997, approximately 10% of the pulp production at the Sheldon mill, or 61,000 tons, was sold in the open market. On March 23, 1998, the Company announced that it has entered into an agreement to sell the mills to Donohue Inc. for $450 million.

   The Deferiet, New York integrated pulp and paper mill manufactures pulp and manufactures and sells specialty groundwood papers. The Hamilton, Ohio paper mill manufactures and sells premium free sheet papers. As of December 31, 1997, these mills had an annual capacity of approximately 109,000 tons of pulp and 369,000 tons of free sheet and groundwood papers.


WOOD PRODUCTS

   The Company is a major producer of plywood and lumber and also produces wood chips. The Company's wood products business is conducted through its domestic wood products operations and through the wood products operations of Weldwood and Champion Papel.

   The principal wood products manufacturing facilities operated by the Company are summarized under Item 2 of this Report. As of December 31, 1997, the Company's domestic wood products operations had approximate annual capacities of 922 million square feet (3/8" basis) of softwood plywood and 475 million board feet of softwood lumber. As of December 31, 1997, Weldwood had approximate annual capacities of 333 million square feet (3/8" basis) of softwood plywood and 834 million board feet of softwood lumber.

   The Company sells lumber and plywood through one sales office to wholesalers, dealers, industrial users and retailers. Weldwood exports a significant amount of lumber and plywood and also sells such products through one sales office to wholesalers (including a 50%-owned building materials distribution company), industrial users and retailers throughout North America.

   Champion Papel operates a wood chip mill in Brazil with an approximate annual capacity of 1,010,000 tons of softwood chips. Most of the chips are exported to Europe and Japan.

   In addition, with the January 1998 purchase of Inpacel, Champion Papel acquired a Brazilian lumber mill with an approximate annual capacity of 6 million board feet of softwood lumber.

   See the "Wood Products Net Sales" table on page 26 of the Company's 1997 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the wood products business for 1995, 1996 and 1997.


TIMBER PROPERTIES

   The Company owns 4,572,819 acres and controls 513,319 acres of timberlands in the United States. The Company's owned and controlled timberlands contain in the aggregate approximately 18,615,000 cunits (one cunit equals one hundred cubic feet of solid wood) of merchantable sawtimber and approximately 39,770,000 cunits of pulpwood. In 1997, the Company harvested approximately 36% of its domestic fiber requirements from its owned and controlled timberlands. A portion of the fiber harvested by the Company is sold in the domestic open market and in the export market.

   Broken down by region, the Company's domestic timber acreage and volume are as follows: In the State of Washington, the Company owns 293,499 acres and controls 476 acres of timberlands. These timberlands contain in the aggregate approximately 7,451,000 cunits of merchantable sawtimber and approximately 1,274,000 cunits of pulpwood. In the South, primarily in Texas, North Carolina, South Carolina, Alabama, Georgia, Florida, Tennessee and Virginia, the Company owns 2,601,227 acres and controls 483,237 acres of timberlands containing in the aggregate approximately 5,242,000 cunits of merchantable sawtimber and approximately 22,815,000 cunits of pulpwood. The Company owns 1,678,096 acres and controls 29,606 acres of timberlands in the North, primarily in Maine, Michigan, New Hampshire and Wisconsin. These timberlands contain in the aggregate approximately 5,922,000 cunits of merchantable sawtimber and approximately 15,681,000 cunits of pulpwood.

   The Company's domestic log and pulpwood requirements are procured from its owned and controlled lands, as described above, as well as from open market purchases, short-term timber purchase contracts with independent timber owners and agencies of the United States and various state governments, and supply agreements with other companies. In the opinion of management, these sources will provide an adequate supply of logs and pulpwood to meet the Company's principal raw materials requirements for the foreseeable future. It is expected that the proportion of the Company's domestic fiber requirements derived from the Company's owned and controlled lands will remain approximately one-third for the next several years and will increase thereafter as more of the Company's plantations, primarily in the South, reach maturity.

   Supplementing the Company's domestic timberlands are its several seed orchards and nursery operations. These facilities will enable the Company to produce most of the trees which it plans to plant in the United States in the future, including the approximately 70 million trees planned for planting in 1998.

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

   In British Columbia, Canada, Weldwood has rights to harvest approximately 547,000 cunits of merchantable sawtimber annually from long-term licenses and, during the balance of the current terms of such licenses, has rights to harvest an aggregate of approximately 6,383,000 cunits.

   In Alberta, Canada, Weldwood has cutting rights through June 15, 2008 with respect to approximately 2,461,000 acres of timberlands pursuant to an agreement with the Provincial Government of Alberta. This agreement is renewable at Weldwood's option, subject to Provincial Government approval, for successive 20-year periods as long as the Hinton, Alberta pulp mill remains in operation. Weldwood has the right to harvest approximately 671,000 cunits of merchantable sawtimber and pulpwood annually under this agreement.

   Cariboo Pulp & Paper Company holds certain rights to harvest up to 533,000 cunits of pulpwood annually from approximately 3,900,000 acres of government-owned timberlands in British Columbia pursuant to a long-term license. Weldwood believes that this source of pulpwood, as well as supplies of wood chips from sawmills and plywood plants in the area, will satisfy the raw materials requirements of Cariboo's pulp mill for the foreseeable future. Babine Forest Products Company, a joint venture in which Weldwood has an indirect 58% interest, operates a sawmill in British Columbia and is beneficially entitled to harvest approximately 230,000 cunits of merchantable sawtimber annually pursuant to long-term licenses. Houston Forest Products Company, a joint venture in which Weldwood and West Fraser Mills Ltd. are equal participants, operates a sawmill in British Columbia and is beneficially entitled to cut approximately 229,000 cunits of merchantable sawtimber annually pursuant to a long-term license.

   Champion Papel owns or controls 1,502,543 acres of timberlands and savannah in Brazil. The owned or controlled acreage includes 1,051,454 acres in the State of Amapa, of which 185,483 acres are pine and eucalyptus plantations, and 124,000 acres in the State of Parana acquired in January 1998 in connection with the purchase of Inpacel. Champion Papel expects to plant additional eucalyptus and pine trees on its land in Amapa until approximately 36% of such land is planted, with 50% legally required to be left undisturbed, leaving the balance for natural features and improvements. Twenty percent of the 124,000 acres in Parana is legally required to be left undisturbed and an additional 17% will be left for natural features and improvements.

   Certain of the Company's land holdings have a value substantially in excess of that of land primarily used for fiber supply purposes. The Company has sold or contributed to its wholly owned real estate subsidiaries, net of land repurchased by the Company, an aggregate of approximately 282,000 acres of such land. These subsidiaries have sold approximately 243,000 acres, of which approximately 15,000 acres were sold during 1997, for residential, recreational, commercial or industrial purposes. The balance is being held for similar sale or long-term appreciation. A substantial portion of the land held by the Company's real estate subsidiaries is located in Texas, Florida, Michigan and Minnesota.


                           TIMBERLANDS TO BE DIVESTED

   The Company has offered for sale approximately 325,000 acres of timberlands located in New York, Vermont and New Hampshire. These timberlands contain in the aggregate approximately 1,149,000 cunits of merchantable sawtimber and approximately 3,274,000 cunits of pulpwood.


MINERAL, OIL AND GAS RESOURCES

   The Company owns or controls various mineral, oil and gas rights with respect to approximately half of the timberlands owned or controlled by the Company in the United States. The Company has conducted a general review of its domestic mineral, oil and gas rights and presently is not aware of any significant reserves or deposits except as discussed below.

   The Company has oil and gas interests in fields located in Florida, Alabama, Texas, Louisiana and Mississippi. Drilling operations are conducted by others pursuant to leases and other agreements with the Company. The Company estimates that proved reserves attributable to the Company's interests in such fields aggregated approximately 1,200,000 barrels of oil and 3,300,000 Mcf (thousand cubic feet) of natural gas as of December 31, 1997. The Company's share of production from such fields was approximately 316,000 barrels of oil, 1,404,000 Mcf of natural gas and 3,100,000 gallons of gas products in 1997.

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

CAPITAL PROGRAM

   The Company presently anticipates that capital spending, including contract timber, reforestation and capitalized interest, will be approximately $500 million in 1998, a significant portion of which will be devoted to incremental improvements, routine capital replacements and environmental compliance.

   In 1997, the Company canceled the $127 million recycling project at the Courtland, Alabama mill.

   In 1997, Weldwood completed construction of a lumber mill and modernization of the plywood plant in Quesnel, British Columbia. The new lumber mill replaced the existing lumber mill and has an annual capacity of approximately 135 million board feet of lumber, an increase in capacity of approximately 42%. The modernization of the plywood plant, which reduces production costs and permits the manufacture of additional products, decreased capacity by approximately 7%. The lumber mill and plywood plant project were completed at a cost of approximately (U.S.) $83 million.

   In 1997, the Company began a project to modernize the No. 5 paper machine at the Bucksport, Maine mill. The project is expected to be completed in 1998 at a cost of approximately $40 million, of which approximately $18 million had been expended as of December 31, 1997.

   In 1997, the Company began an alkaline-conversion project and various environmental improvement projects at the Courtland, Alabama mill. These projects are expected to be completed in 2000 at a total cost of approximately $121 million, of which approximately $76 million will be spent in 1998.

   In addition to the pine plantations and chip mill acquired through the purchase of Amapa Florestal e Celulose in 1996, the Company plans to establish eucalyptus and pine plantations and a new chipping operation in the State of Amapa, Brazil in the next few years. The Company also has under consideration the possible construction of a pulp and paper mill at Tres Lagoas, State of Mato Grosso do Sul, Brazil in the next several years. Approximately $250 million had been expended as of December 31, 1997 in connection with these projects, including land acquisition and reforestation. Approximately $27 million of the anticipated capital spending in 1998 will be devoted to these projects.


COMPETITION

   See the first paragraph of Note 13 of "Notes to Financial Statements" on page 42 of the Company's 1997 Annual Report, which paragraph is incorporated by reference herein, for information concerning competitive conditions.


FOREIGN OPERATIONS

   For information concerning sales and income of the Company's foreign subsidiaries and the risks associated with the Company's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in Item 7 of this Report from the Company's 1997 Annual Report.

EMPLOYEES

   The Company had 23,969 employees at December 31, 1997. Of these, 17,728 were domestic employees, 55% of whom were covered by contracts with labor unions. Overall, 63% of the Company's employees were covered by contracts with labor unions.

   Union contracts relating to the Deferiet, New York specialty papers mill and the Canton, North Carolina free sheet papers and bleached paperboard mill, which are among the facilities to be divested by the Company, will expire on April 1, 1998 and August 31, 1998, respectively. Union contracts covering other domestic operations will expire as follows: 1999 - the Roanoke Rapids, North Carolina kraft mill, the Lufkin and Sheldon, Texas newsprint mills and a Maine wood products operation; 2000 - the Bucksport, Maine and Sartell, Minnesota groundwood papers mills and the Florida and Georgia wood products operations; 2001 - the Pensacola, Florida free sheet papers mill and the Hamilton, Ohio specialty papers mill; 2002 - the Courtland, Alabama free sheet papers mill and a Maine wood products operation.

   The Quinnesec, Michigan mill is a non-union facility.

   New three-year labor contracts are in effect at most of Weldwood's wood products plants. Efforts to reach new labor agreements continue at the Hinton, Alberta pulp mill and wood products plant and the joint venture pulp mill at Quesnel, British Columbia, which presently are operating under the terms of their expired contracts.

   The union contract which covers the paper industry in Brazil, including Champion Papel, is renegotiated each year.


THE ENVIRONMENT

   For information regarding environmental capital expenditures, hazardous substance cleanup and other envi-ronmental matters affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in Item 7 of this Report from the Company's 1997 Annual Report.


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


ITEM 2.  PROPERTIES

     In 1997, the Company's domestic and foreign manufacturing facilities operated at near-full capacity in both the paper segment and the wood products segment.

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

PAPER

                                 FREE SHEET PAPERS

   (a)  Integrated pulp and free sheet papers mills:

         (i)    Courtland, Alabama (1);
         (ii) Canton, North Carolina (which the Company has offered for sale as discussed above in the section captioned "Paper");
         (iii)  Pensacola, Florida; and
         (iv)   Quinnesec, Michigan.

   (b) The Company operates a plant in Waynesville, North Carolina (which the Company has offered for sale as discussed above in the section captioned "Paper") which applies polyethylene coating to bleached paperboard produced at the Canton, North Carolina mill and which also converts roll stock into cut-size paper.

   (c) The Company operates five plants which convert polyethylene-coated paperboard into milk and juice cartons and one plant which converts polyethylene-coated paperboard into ovenable packaging (all of which the Company has offered for sale as discussed above in the section captioned "Paper"). All of these plants are located in the United States (2).


                               GROUNDWOOD PAPERS

   (d) Integrated pulp and groundwood papers mills:

        (i)   Bucksport, Maine; and
        (ii)  Sartell, Minnesota (3).

   (e) Integrated pulp and newsprint mills (which the Company has offered for sale as discussed above in the section captioned "Paper"):

        (i)   Lufkin, Texas; and
        (ii)  Sheldon, Texas.


                                SPECIALTY PAPERS

   (f) Integrated pulp and specialty papers mills:

        (i) Deferiet, New York (which the Company has offered for sale as discussed above in the section captioned "Paper"); and
        (ii)  Roanoke Rapids, North Carolina.

   (g) The Company operates a specialty papers mill in Hamilton, Ohio (which the Company has offered for sale as discussed above in the section captioned "Paper").


_______________________
(1) For Courtland, Alabama mill lease information, see Item 1 - "Paper" of this Report.
(2) For lease information regarding one of these plants, located in Athens, Georgia, see Item 1 - "Paper" of this Report.
(3) For Sartell, Minnesota mill lease information, see Item 1 - "Paper" of this Report.

                                      PULP

   (h) Market pulp is produced at the Company's free sheet papers mills in Pensacola, Florida, Courtland, Alabama and Quinnesec, Michigan and at the newsprint mill in Sheldon, Texas (which the Company has offered for sale as discussed above in the section captioned "Paper").

   (i) Weldwood operates a pulp mill in Hinton, Alberta, Canada and owns 50% of a joint venture which operates a pulp mill in Quesnel, British Columbia, Canada.


                                     BRAZIL

   (j) Champion Papel operates an integrated pulp and free sheet papers mill at Mogi Guacu, Brazil.

   (k) Inpacel, a wholly owned subsidiary of Champion Papel, operates an integrated pulp and groundwood papers mill in Arapoti, Brazil.


WOOD PRODUCTS

   (a)  The Company operates three softwood plywood plants in the United States.

   (b) Weldwood operates two softwood plywood plants in Canada. One of these plants is located on leased land.

   (c)  The Company operates six softwood lumber mills in the United States.

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

   (g) Champion Papel, through a wholly owned subsidiary, operates a softwood lumber mill in Brazil.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

   L. Scott Barnard (age 55) is an Executive Vice President of the Company, a position which he has held since August 1992. He has responsibility for the Company's pulp and paper sales. From February 1989 to September 1996, he had responsibility for sales and marketing for the printing and writing papers and publication papers businesses.

   Stephen B. Brown (age 58) is Senior Vice President and General Counsel of the Company, a position which he has held since January 1, 1997. From April 1983 to December 1996, he was Vice President-Senior Counsel.

   Mark V. Childers (age 45) is Senior Vice President-Organizational Development and Human Resources of the Company, a position which he has held since August 1992.

   Michael P. Corey (age 54) is a Senior Vice President of the Company, a position which he has held since February 1997. He has responsibility for corporate analysis, acquisitions and divestitures, mineral resources and the Company's real estate subsidiaries. From December 1984 to February 1997, he was Vice President-Corporate Analysis.

   Richard J. Diforio, Jr. (age 62) is a Senior Vice President of the Company, a position which he has held since November 1992. He has responsibility for environmental, health and safety affairs.

   Joe K. Donald (age 55) is an Executive Vice President of the Company, a position which he has held since August 1989. He has responsibility for the Company's domestic pulp and paper manufacturing operations. From August 1989 to September 1996, he headed the publication papers business.

   Frank Kneisel (age 60) is Senior Vice President-Finance of the Company, a position which he has held since January 1995. From November 1975 to December 1994, he was Treasurer of the Company. From May 1981 to December 1994, he was a Vice President.

   Burton G. MacArthur, Jr. (age 51) is an Executive Vice President of the Company, a position which he has held since January 1990. He has responsibility for the Company's marketing program, as well as for order services, purchasing, transportation and logistics. From January 1990 to September 1996, he headed the newsprint and kraft business.

   Kenwood C. Nichols (age 58) is Vice Chairman and Executive Officer and a director of the Company. He was elected Executive Officer in 1996. Since August 1989, he has served as Vice Chairman and a director.

   Richard E. Olson (age 60) is Chairman of the Board of Directors and Chief Executive Officer of the Company, positions which he has held since 1996. From December 1987 to 1996, he was an Executive Vice President of the Company, with responsibility for engineering, technology, manufacturing support and major projects.

   Richard L. Porterfield (age 51) is an Executive Vice President of the Company, a position which he has held since August 1992. He heads the forest products unit, which consists of domestic timberlands operations and the domestic wood products business.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company had 17,683 record holders of its Common Stock as of February 27, 1998.

___________________________
(1) The term of office for each executive officer expires at the Annual Meeting of the Board of Directors of the Company scheduled to be held on May 21, 1998.

   The Company's Common Stock is traded on the New York Stock Exchange.

   Restrictions on the ability of the Company to pay cash dividends are included in several of the Company's debt instruments and the Company's Restated Certificate of Incorporation. At December 31, 1997, the most restrictive of these limitations required the Company to maintain tangible net worth (as defined below) of at least $2.61 billion. As a result of this requirement, such amount is unavailable for the payment of dividends. Approximately $571 million of tangible net worth at December 31, 1997 was free of such restrictions. Tangible net worth is defined as shareholders' equity minus goodwill, unamortized debt discount and other like intangibles, all determined on a consolidated basis for the Company.

   For information concerning the high and low sales prices of the Company's Common Stock for each quarterly period during the last two years and the amount of dividends paid on the Company's Common Stock in each quarterly period during the last two years, see the section on the inside back cover of the Company's 1997 Annual Report captioned "Common Stock Prices and Dividends Paid". Said section is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

   There is incorporated by reference herein the table on pages 56 and 57 of the Company's 1997 Annual Report captioned "Eleven-Year Selected Financial Data".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   There is incorporated by reference herein the section on pages 48 to 55 of the Company's 1997 Annual Report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   There is incorporated by reference herein the fourth sentence of the fourth paragraph of "Paper - Operations to Be Divested" under Part I of this Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   There is incorporated by reference herein the sections of the Company's 1997 Annual Report captioned "Consolidated Statement of Income", "Consolidated Balance Sheet", "Consolidated Cash Flows", "Consolidated Retained Earnings", "Notes to Financial Statements" and "Report of Independent Public Accountants", which sections are on pages 29, 30, 31, 32, 33 to 46 and 47, respectively, of the Company's 1997 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the section captioned "Executive Officers of the Registrant" under Part I of this Report for information concerning the Company's executive officers.

   For information concerning the directors of the Company, see the sections captioned "The Board of Directors-The Nominees", "Information on the Nominees and Directors", and "Committees" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 1998 (the "Company's 1998 Proxy Statement"). Said sections are incorporated by reference herein.

Item 11.  EXECUTIVE COMPENSATION

     There is incorporated by reference herein from the Company's 1998 Proxy Statement the sections therein captioned "The Board of Directors-Directors' Compensation"; and "Executive Compensation-Summary Compensation Table", "Option/SAR Grant Table", "Option/SAR Exercise and Year-End Values Table", "Long-Term Incentive Plan Awards Table", "Pension Plan Table", "Compensation Committee Interlocks and Insider Participation" and "Employment and Severance Agreements".


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated by reference herein from the Company's 1998 Proxy Statement the sections therein captioned "Principal Shareholders" and "Stock Ownership by Nominees, Directors and Named Executive Officers".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference herein from the Company's 1998 Proxy Statement the section therein captioned "Transactions".


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Champion International Corporation and Subsidiaries, Notes to Financial Statements and Report of Independent Public Accountants are incorporated by reference herein from the Company's 1997 Annual Report:

                                                                               CAPTION IN COMPANY'S
              DESCRIPTION                                               1997 ANNUAL REPORT (PAGE NUMBER)
              -----------                                               --------------------------------
Consolidated Statements of Income for each of the
three years in the period ended December 31, 1997.............Consolidated Statement of Income (page 29)

Consolidated Balance Sheets at December 31, 1997 and 1996...........Consolidated Balance Sheet (page 30)

Consolidated Statements of Cash Flows for each of
the three years in the period ended December 31, 1997..................Consolidated Cash Flows (page 31)

Consolidated Statements of Retained Earnings for each of
the three years in the period ended December 31, 1997...........Consolidated Retained Earnings (page 32)

Notes to Financial Statements.............................Notes to Financial Statements (pages 33 to 46)

Report of Independent Public Accountants with
respect to the financial statements listed above......Report of Independent Public Accountants (page 47)

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

  +10.3 Amendment to Champion International Corporation 1986 Management Incentive Program (filed by incorporation by reference to the appendix to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders).

  +10.4        Champion International Corporation Supplemental Retirement
               Income Plan (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

  +10.5 Amendment dated as of January 1, 1994 to Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

  +10.6 Champion International Corporation Nonqualified Supplemental Savings Plan (filed by incorporation by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

 *+10.7        Champion International Corporation Management Incentive Deferral
               Plan.

  +10.8 Form of Restricted Stock Unit Grant Letter dated February 18, 1997 (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

  +10.9 Champion International Corporation 1997 Incentive Compensation Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

  +10.10 Champion International Corporation 1997 Performance Share Plan (filed by incorporation by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

 *+10.11 Agreement dated as of September 18, 1997 between the Company and Mr. Olson providing certain employment, severance and retirement arrangements.

 *+10.12 Agreement Relating to Legal Expenses dated September 18, 1997 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company.

  +10.13 Agreement dated as of October 18, 1990 between the Company and Mr. Nichols providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.14 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Nichols providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

  +10.15 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-3053).

  +10.16 Agreement dated as of October 18, 1990 between the Company and Mr. Donald providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

  +10.17 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Donald providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

  +10.18 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Donald (filed by incorporation by reference to Exhibit

               10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

  +10.19 Amendment dated as of November 21, 1996 to Agreement dated as of October 18, 1990 between the Company and Mr. Donald (filed by incorporation by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

  +10.20 Agreement dated as of October 18, 1990 between the Company and Mr. Barnard providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

  +10.21 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Barnard providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

  +10.22 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Barnard (filed by incorporation by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

 *+10.23 Agreement dated as of October 18, 1990 between the Company and Mr. MacArthur providing certain severance arrangements.

 *+10.24 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. MacArthur providing reimbursement of certain legal expenses following a change in control of the Company.

 *+10.25 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. MacArthur.

  +10.26 Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

  +10.27 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Porterfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

  +10.28 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield (filed by incorporation by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

   +10.29 Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut securing certain payments under the contracts listed as Exhibit numbers 10.11 through 10.28, among others, following a change in control of the

               Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

   +10.30 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut (filed by incorporation by reference to Exhibit
               10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

   +10.31 Champion International Corporation Executive Life Insurance Plan (filed by incorpor-ation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   +10.32 Amendment dated as of January 1, 1994 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

   +10.33 Second amendment dated as of July 17, 1996 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-
               3053).

   +10.34 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   +10.35 Compensation Plan for Non-Employee Directors (filed by incorporation by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-
               3053).

   *11 Schedule showing calculation of basic earnings per common share and diluted earnings per common share.

   *13 Portions of the Company's 1997 Annual Report which are specifically incorporated by reference herein.

   *21         List of significant subsidiaries of the Company.

   *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

   *23.2       Consent of Arthur Andersen LLP.

   *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.

   *27         Financial Data Schedule.

        (d) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K dated October 8, 1997 reporting the issuance of a press release announcing the Company's plan to maximize shareholder value. The Company filed a Current Report on Form 8-K dated December 16, 1997 reporting the sale of $100,000,000 principal amount of the Company's 7.15% Debentures due December 15, 2027 and $100,000,000 principal amount of the Company's 6.65% Notes due December 15, 2037, pursuant to the Company's shelf registration statement (No. 333-19929).

                                    *  * *

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report (including statements incorporated by reference herein) that are neither reported financial results nor other historical information are forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those expressed in the forward-looking statements. Such risks and uncertainties include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the Company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the Company's products; currency fluctuations; and changes in raw material, energy and other costs.

                                 SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF MARCH, 1998.


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


      Signature                   TITLE                                     DATE
      ---------                   -----                                     ----
                                 Chairman of the Board,
                                 Chief Executive Officer
                                 and Director (Principal
   Richard E. Olson*             Executive Officer)                     March 27, 1998
-------------------------
(RICHARD E. OLSON)
                                 Vice Chairman and Executive
                                 Officer and Director (Principal
   Kenwood C. Nichols*           Accounting Officer)                    March 27, 1998
-------------------------
 (KENWOOD C. NICHOLS)
                                 Senior Vice President-
                                 Finance (Principal
     Frank Kneisel*              Financial Officer)                     March 27, 1998
-------------------------
    (FRANK KNEISEL)


  Lawrence A. Bossidy*
-------------------------         Director                              March 27, 1998
  (LAWRENCE A. BOSSIDY)


  Robert A. Charpie*             Director                               March 27, 1998
-------------------------
  (ROBERT A. CHARPIE)


  H. Corbin Day*                 Director                               March 27, 1998
-------------------------
  (H. CORBIN DAY)


  Alice F. Emerson*              Director                               March 27, 1998
-------------------------
  (ALICE F. EMERSON)


  Allan E. Gotlieb*              Director                               March 27, 1998
-------------------------
  (ALLAN E. GOTLIEB)

            Signature             TITLE                      DATE
            ---------             -----                      ----
     Sybil C. Mobley*            Director                March 27, 1998
--------------------------
    (SYBIL C. MOBLEY)


    Walter V. Shipley*           Director                March 27, 1998
--------------------------
    (WALTER V. SHIPLEY)


    Richard E. Walton*           Director                March 27, 1998
--------------------------
    (RICHARD E. WALTON)

    John L. Weinberg*            Director                March 27, 1998
--------------------------
   (JOHN L. WEINBERG)


*By /s/ Lawrence A. Fox                                  March 27, 1998
    ----------------------
        (LAWRENCE A. FOX)

  A POWER OF ATTORNEY AUTHORIZING STEPHEN B. BROWN, LAWRENCE A. FOX AND RICHARD
E. OLSON AND EACH OF THEM TO SIGN THIS REPORT AND ALL AMENDMENTS HERETO AS ATTORNEYS-IN-FACT FOR OFFICERS AND DIRECTORS OF THE REGISTRANT IS FILED AS
EXHIBIT 24 HERETO.