Form 10-Q
period 1998-03-31
CHAMPION INTERNATIONAL CORP
filed 1998-05-14
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

   For the quarterly period ended          March 31, 1998
                                  --------------------------------------

                                      OR


[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


   For the transition period from               to
                                  ----------------------------------------------


Commission File Number                          1-3053
                      ----------------------------------------------------------

                       CHAMPION INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        New York                                            13-1427390
---------------------------                  -----------------------------------
State or other jurisdiction                  (I.R.S. Employer Identification No.
of incorporation or organization


                One Champion Plaza, Stamford, Connecticut 06921
               --------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
               --------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirementS for the past 90 days.

                            Yes   X              No
                                -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at April 30, 1998
----------------------------------       ----------------------------------
   Common stock, $.50 par value                        96,196,114

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS.
-----------------------------

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                         (in millions, except per share)

                                                                 Three Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                              1998                1997
                                                          --------------     ---------------
Net Sales                                                 $     1,477.0      $      1,366.7

Costs and Expenses
      Cost of products sold                                     1,293.3             1,281.1
      Selling, general and administrative expenses                 93.9                93.9
      Interest and debt expenses                                   67.4                60.8
      Other (income) expense - net                                 (2.7)               (9.5)
                                                          --------------     ---------------
Total costs and expenses                                        1,451.9             1,426.3

Income (Loss) Before Income Taxes                                  25.1               (59.6)

Income Taxes (Benefit)                                              6.1               (22.5)
                                                          --------------     ---------------

Net Income (Loss)                                         $        19.0      $        (37.1)
                                                          ==============     ===============


Average Number of Common Shares Outstanding                        96.1                95.6
                                                          ==============     ===============


Basic Earnings (Loss) Per Common Share (Exhibit 11)       $         .20      $         (.39)
                                                          ==============     ===============

Diluted Earnings (Loss) Per Common Share (Exhibit 11)     $         .20      $         (.39)
                                                          ==============     ===============


Cash dividends declared                                            0.05                0.05
                                                          ==============     ===============


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in millions of dollars)

                                                       March 31,   December 31,
                                                          1998        1997
ASSETS:                                               (unaudited)
                                                      -----------  ------------
Current Assets:
  Cash and cash equivalents                            $  155.7        $  275.0
  Short-term investments                                    4.8             ---
  Receivables - net                                       640.0           594.9
  Inventories                                             507.8           451.1
  Prepaid expenses                                         44.3            25.6
  Deferred income taxes                                    99.5           101.4
                                                       ---------       ---------
     Total Current Assets                               1,452.1         1,448.0
                                                       ---------       ---------

Timber and timberlands, at cost - less cost of
   timber harvested                                     2,401.7         2,397.3
                                                       ---------       ---------
Property, plant and equipment, at cost                  9,636.4         9,473.4
  Less - Accumulated depreciation                       4,767.3         4,673.3
                                                       ---------       ---------
                                                        4,869.1         4,800.1
                                                       ---------       ---------

Other assets and deferred charges                         489.8           465.2
                                                       ---------       ---------
          Total Assets                                 $9,212.7        $9,110.6
                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current installments of long-term debt               $  106.1        $  143.7
  Short-term bank borrowings                               85.2            71.1
  Accounts payable and accrued liabilities                759.5           794.2
  Income taxes                                              3.4            10.5
                                                       ---------       ---------
     Total Current Liabilities                            954.2         1,019.5
                                                       ---------       ---------

Long-term debt                                          3,451.8         3,194.4
                                                       ---------       ---------
Other liabilities                                         731.6           693.1
                                                       ---------       ---------
Deferred income taxes                                     912.6           993.6
                                                       ---------       ---------

Shareholders' Equity:
  Capital Shares:
      Common (110,932,625 and 110,900,212
          shares issued at March 31, 1998 and
          December 31, 1997, respectively)                 55.5            55.5
      Capital Surplus                                   1,700.6         1,697.2
  Retained Earnings                                     2,186.7         2,172.5
                                                       ---------       ---------
                                                        3,942.8         3,925.2
  Treasury shares, at cost                               (657.8)         (657.9)
  Cumulative translation adjustment                      (122.5)          (57.3)
                                                       ---------       ---------
     Total Shareholders' Equity                         3,162.5         3,210.0
                                                       ---------       ---------
          Total Liabilities and Shareholders' Equity    9,212.7        $9,110.6
                                                       =========       =========

        The accompanying Notes to Consolidated Financial Statements are an
                        integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOWS (unaudited)
                            (in millions of dollars)


                                                                           Three Months Ended
                                                                                March 31,
                                                                  ----------------------------------
                                                                      1998                1997
                                                                  --------------     ---------------
Cash flows from operating activities:
Net income (loss)                                                   $ 19.0              $  (37.1)
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation expense                                           107.8                 104.8
      Cost of timber harvested                                        22.3                  22.7
      Gain on disposal of assets                                      (1.9)                 (2.7)
      (Increase) decrease in:
          Receivables                                                 (3.5)                 13.5
          Inventories                                                (38.4)                 (0.8)
          Prepaid expenses                                            (2.1)                  0.7
      Increase (decrease) in:
          Accounts payable and accrued liabilities                   (36.8)                (59.0)
          Income taxes                                                (7.2)                (14.6)
          Other liabilities                                            6.4                  (6.1)
          Deferred income taxes                                        3.7                 (33.4)
      All other - net                                                  4.9                  12.3
                                                                    --------            ---------
Net cash provided by operating activities                             74.2                   0.3
                                                                    --------            ---------
Cash flows from investing activities:
      Expenditures for property, plant and equipment                 (62.9)                (67.1)
      Timber and timberlands expenditures                            (29.3)                (25.3)
      Acquisition of Inpacel (Note 2)                                (58.0)
      Purchase of investments                                         (4.8)                (20.9)
      Proceeds from sales of property, plant and equipment
          and timber and timberlands                                   5.6                   3.4
      All other - net                                                  2.3                   3.6
                                                                    --------            ---------
Net cash used in investing activities                               (147.1)               (106.3)
                                                                    --------            ---------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt                       353.3                  77.5
      Payments of current installments of long-term debt and
          long-term debt                                            (390.6)                (30.0)
      Cash dividends paid                                             (4.8)                 (4.8)
      All other - net                                                 (4.3)                  0.7
                                                                    --------            ---------
Net cash provided by (used in) financing activities                  (46.4)                 43.4
                                                                    --------            ---------
Decrease in cash and cash equivalents                               (119.3)                (62.6)
Cash and Cash Equivalents:
Beginning of period                                                  275.0                 174.6
                                                                    --------            ---------
End of period                                                       $155.7              $  112.0
                                                                    ========            =========
Supplemental cash flow disclosures:
Cash paid during the period for:
          Interest (net of capitalized amounts)                     $ 58.7              $   56.0
          Income taxes (net of refunds)                                9.5                  18.3


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 March 31, 1998

Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature.

Note 2.

On January 26, 1998, the company's Brazilian subsidiary acquired Inpacel and its forestry affiliate for $75 million, before netting $17 million of cash and cash equivalents owned by Inpacel and its affiliate, as well as outstanding debt of $277 million and $34 million of other liabilities. The acquisition was accounted for as a purchase.

Note 3.

The company occasionally enters into forward exchange contracts to hedge certain assets that are denominated in foreign currencies. At March 31, 1998, the company had forward exchange contracts covering approximately $14 million of investments and accounts receivable, the deferred gains and losses on which were not material. The contracts range in duration from 61 days to 90 days. The company does not hold financial instruments for trading purposes.

Note 4.

On October 7, 1997, the company approved a plan to maximize total shareholder return by focusing on strategic businesses, increasing profitability and improving financial discipline. As part of this plan, the company will divest several non-strategic product segments and 325,000 acres of timberlands. The profit-improvement program includes a reduction in the company's world-wide workforce in the businesses remaining after the divestitures by 11%, or approximately 2,000 positions, by the end of 1999.

Results of operations for the product segments to be divested are as follows.

Three months ended March 31                         1998        1997
-----------------------------                     --------    --------
(in millions of dollars)

Net sales                                         $ 327.7     $ 313.0

Costs and expenses                                  327.3       349.3
                                                  --------    --------

Income (loss) from operations                     $   0.4     $ (36.3)
                                                  ========    ========

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The consolidated balance sheet includes the following amounts related to the product segments to be divested, net of the asset impairment provision:


March 31                                                                         1998
--------------------------------------------------------              ---------------
(in millions of dollars)

Current assets                                                             $    238.9
Long-term assets (primarily property, plant
       and equipment)                                                           746.4
Current liabilities                                                             (83.7)
Long-term liabilities                                                            (3.0)
                                                                      ---------------
Net assets                                                                 $    898.6
                                                                      ===============

On March 23, 1998, the company announced that it had reached an agreement to sell its newsprint business and its Texas recycling centers to Donohue, Inc. for $450 million. This transaction is expected to close by the end of the second quarter. No material gain or loss from this sale is expected to arise based on the net book value of the assets, net of impairment. The company is continuing to actively pursue the sale of all of its timberlands in the States of New York and Vermont and part of its timberlands in the State of New Hampshire; its tray plant in Belvidere, Illinois; and its mill in Deferiet, New York. These transactions are expected to be completed by year-end. Thus far, the company has not received offers which would justify the sale of its mill in Canton, North Carolina, including its liquid packaging business, and its mill in Hamilton, Ohio. The company is continuing to explore options to maximize their divestiture values in the near term.

Note 5.

Statement of Financial Accounting Standards No. 130, effective in 1998, requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income for the periods presented below included foreign currency translation items associated with the company's Brazilian and Canadian operations. There was no tax expense or tax benefit associated with the foreign currency translation items, other than the cumulative tax effect described below.

Comprehensive income (unaudited) for the three months ended March 31, 1998 and 1997 is as follows:

Three months ended March 31                                                1998               1997
------------------------------------------------------                --------------     ---------------
(in millions of dollars)

Net income (loss)                                                       $      19.0       $       (37.1)
Foreign currency translation adjustments:
      Cumulative tax effect of changing the functional
      currency for Brazilian operations to the
      Brazilian Real                                                          (51.5)                ___

      Other foreign currency translation adjustments                          (13.7)               (5.8)
                                                                      --------------     ---------------

Net foreign currency translation adjustments                                  (65.2 )              (5.8)
                                                                      --------------     ---------------

Comprehensive (loss)                                                   $      (46.2)      $       (42.9)
                                                                      ==============     ===============

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

Results of Operations
---------------------

Overall Quarterly Results

The company reported net income in the first quarter of 1998 of $19 million or $.20 per share, compared to last year's first quarter net loss of $37 million or $.39 per share. In the fourth quarter of 1997, the company had net income of $32 million or $.34 per share, before a special after-tax charge of $552 million or $5.76 per share related to the company's divestiture and restructuring plan. As discussed below, the improvement from last year was due to significantly higher earnings in the paper segment. The decline from last quarter was principally due to higher interest expense, lower operating income in the company's paper segment and less favorable other (income) expense-net.

Significant Income Statement Line Item Changes For The Three Months Ended March 31, 1998

Net sales of $1.48 billion increased from $1.37 billion last year and were even with last quarter. Gross profit was $184 million, compared to $86 million last year and $191 million last quarter. Pre-tax income of $25 million improved from a pre-tax loss of $60 million a year ago but declined from pre-tax income of $49 million, before the impact of the restructuring charge, last quarter. The improvements in net sales, gross profit and pre-tax income from the year-ago quarter were mainly due to higher prices for most of the company's pulp and paper grades, which more than offset lower results for the company's wood products operations, higher interest expense and less favorable other (income) expense-net. The decline in gross profit from last quarter was primarily the result of lower pulp and paper shipments due to a weak pulp market, a capital project-related outage at the company's Pensacola, Florida mill and a number of weather-related problems. The decline in pre-tax income, before the restructuring charge, from last quarter was principally due to the lower gross profit as well as higher interest expense and less favorable other (income) expense-net.

The aggregate cost of products sold increased from last year and was approximately even with last quarter. The increase from last year was primarily due to higher sales volumes for the company's paper merchant business, Nationwide Papers, and higher lumber shipments.

Interest and debt expense increased from last year and last quarter mainly due to increased debt associated with the January 1998 acquisition of Industria de Papel Arapoti S.A. ("Inpacel"), a coated groundwood papers company in Brazil, and its forestry affiliate, as discussed below.

Other (income) expense-net declined from last year and last quarter. The decline from last year was primarily due to the receipt last year of proceeds for certain discontinued operations. The decline from last quarter was principally due to a decrease in foreign currency gains.

The effective tax rate for the first quarter of 1998 was lower than the rate associated with the tax benefits for last year and last quarter. The decreases from both quarters were primarily due to the mix of earnings from the company's operations in North America and Brazil. The tax rate applicable to North American operations is higher than the Brazilian tax rate.

Paper Segment

For the company's paper segment, first quarter operating income was $89 million. This compared to a loss of $30 million a year ago and income of $95 million last quarter. Total paper, packaging and pulp shipments were 1,536,000 tons in the first quarter, compared to 1,533,000 tons a year ago and 1,568,000 tons last quarter.

Operating income for the domestic free sheet business improved significantly from the operating loss of last year, but was down substantially from last quarter. The improvement from last year was principally due to higher prices for coated and uncoated free sheet papers, which more than offset lower overall shipments. The decline from last quarter was mainly due to lower shipments, principally resulting from a capital-project related outage at the company's Pensacola, Florida mill. The average price for domestic uncoated free sheet papers, the principal product of the free sheet business, was $702 per ton in the first quarter of this year, compared to $619 per ton in the first quarter of 1997 and $709 per ton last quarter. The average price for coated free sheet papers was $856 per ton this quarter, compared to $811 per ton in the year-ago quarter and $878 per ton last quarter. Shipments of all grades for the free sheet business were 527,000 tons, compared to 554,000 tons last year and 553,000 tons last quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda. ("CPC"), improved from both last year and last quarter. The improvement was primarily due to the operating income from Inpacel this year and lower manufacturing costs, which more than offset lower domestic prices for uncoated free sheet papers. The overall average price for uncoated free sheet papers was $697 per ton this quarter, compared to $743 per ton last year and $715 per ton last quarter. Uncoated free sheet papers shipments of 98,000 tons were approximately even with last year and slightly lower than last quarter. Coated groundwood shipments for Inpacel were 30,000 tons this quarter.

The operating income for the groundwood business represented a significant improvement from the operating loss of last year and operating income last quarter. The improvement was mainly due to higher prices for coated and uncoated groundwood papers and newsprint. The average price for coated groundwood papers was $941 per ton this quarter, compared to $772 per ton last year and $902 per ton last quarter. The average price for newsprint of $489 per ton this quarter improved from $416 per ton last year and $473 per ton last quarter. Shipments of all groundwood and newsprint grades were 437,000 tons, compared to 444,000 tons last year and 445,000 tons last quarter. Maintenance outages are scheduled at the Bucksport, Maine groundwood papers mill and the Lufkin, Texas newsprint mill in the second quarter.

As described below, the company has agreed to sell its newsprint mills, which are located in Sheldon and Lufkin, Texas. The mills have an annual capacity of 973,000 short tons of newsprint and groundwood specialty papers.

Results for the specialty business improved from last year's operating loss and were approximately even with last quarter. The improvement from last year was mainly due to higher prices for coated groundwood papers and linerboard, which more than offset lower prices for certain other grades and lower overall shipments. Prices for coated groundwood papers and linerboard also improved from last quarter. Prices for uncoated groundwood papers and kraft papers declined slightly from last year and last quarter. Shipments of all grades were 214,000 tons, compared to 220,000 tons last year and 223,000 tons last quarter. The lower shipments were attributable in part to a seven-day, weather-related outage at the Deferiet, New York mill.

The operating loss for the company's U.S. and Canadian market pulp operations was approximately even with the year-ago quarter but represented a significant decline from the operating income last quarter. The decline from last quarter was primarily due to lower prices for all grades and lower shipments due to market-related downtime at the Hinton, Alberta pulp mill in the first quarter. The average price for Canadian softwood pulp was (U.S.) $360 per ton in the first quarter of this year, compared to $403 per ton last year and $434 per ton last quarter. The average price for northern hardwood pulp improved from the year-ago quarter but declined from last quarter. Shipments of all pulp grades of 230,000 tons increased from 218,000 tons last year but decreased from 247,000 tons last quarter. Maintenance outages are scheduled at all of the company's northern hardwood and Canadian softwood market pulp mills in the second quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood") and CPC, reported first quarter income from operations of $13 million, down from to $31 million a year ago and even with last quarter. The decline from last year was due to significantly lower prices for lumber and plywood in Canada and lower lumber prices in the United States. Compared to last quarter, lower plywood prices were offset by somewhat higher shipments and lower manufacturing costs.

For U.S. and Canadian operations overall, the average price for plywood was down 5.8% from last year and 4.1% from last quarter. The average price for lumber was 17.2% lower than last year and even with last quarter. Lumber shipments increased from both last year and last quarter. Plywood shipments decreased slightly from last year and were somewhat higher than last quarter.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales to unaffiliated customers for CPC and Weldwood for the first quarter of 1998 were (U.S.) $109 million and (U.S.) $130 million, accounting for 7% and 9%, respectively, of consolidated net sales of the company. Pre-tax income and net income of CPC for the first quarter of 1998 were (U.S.) $16 million and (U.S.) $18 million, respectively. The pre-tax loss and net loss of Weldwood for the first quarter of 1998 were (U.S.) $12 million and (U.S.) $7 million, respectively.

Labor Contracts

New three-year labor contracts are in effect at most of Weldwood's wood products plants. Efforts to reach new labor agreements continue at the Hinton, Alberta, pulp mill and wood products plant, and the joint venture pulp mill at Quesnel, British Columbia, which are presently operating under the terms of their expired contracts.

FINANCIAL CONDITION
-------------------

General

The company's current ratio was 1.5 to 1 at March 31, 1998, compared to 1.4 to 1 at year-end 1997. Total debt to total capitalization of 47% at March 31, 1998 increased from 45% at year-end 1997 due to increased debt associated with the acquisition of Inpacel.

Significant Balance Sheet Line Item Changes

The acquisition of Inpacel and its forestry affiliate in January 1998 was the main reason for (i) the increases from December 31, 1997 in receivables-net; prepaid expenses; property, plant and equipment; other assets and deferred charges; long-term debt; and other liabilities; and (ii) the decrease from December 31, 1997 in the deferred income tax liability. Inventories increased from year-end 1997 primarily due to the Inpacel acquisition and the repurchase of inventories from a former distributor. Accounts payable and accrued liabilities, and current installments of long-term debt, decreased from year-end 1997 primarily due to the timing of payments. Effective January 1, 1998, the company changed the functional currency of its Brazilian operations to the Brazilian Real. As a result of this change, the company recorded a one-time balance sheet adjustment, increasing its deferred tax liability by $52 million with a corresponding increase in cumulative translation adjustment in shareholders' equity.

For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

Cash Flows Statement - General

1998
----
In the first three months of 1998, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the acquisition of Inpacel) and financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents. Cash and cash equivalents decreased by $119 million in the first three months to a total of $156 million, $133 million of which was held by the company's Canadian and Brazilian subsidiaries. In the first three months, net debt payments were $37 million. Long-term debt (including current installments) and short-term borrowings in the aggregate increased by $234 million, due to the $277 million of debt of Inpacel outstanding at the time of its acquisition.

1997
----
In the first three months of 1997, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the purchase of investments) and its financing activities (principally debt payments and cash dividends). The difference was financed through borrowings and the use of cash and cash equivalents. Net borrowings generated cash proceeds of $48 million; long-term debt (including current installments) increased by $113 million. Cash and cash equivalents decreased by $63 million.

Cash Flows Statement - Operating Activities

For the first three months, net cash provided by operating activities of $74 million increased from $300,000 a year ago. The increase was primarily due to net income this year compared to a net loss last year, a smaller decrease in accounts payable and accrued liabilities, an increase in other liabilities and lower income tax payments, partially offset by increases in receivables and inventories.

Cash Flows Statement - Investing Activities

For the first three months, net cash used in investing activities of $147 million increased from $106 million a year ago. The increase was mainly due to the acquisition of Inpacel this year for $75 million (as well as outstanding debt of $277 million).

Cash Flows Statement - Financing Activities

For the first three months, net cash used in financing activities of $46 million compared to net cash provided by financing activities of $43 million last year. The change was principally due to net payments of long-term debt (including current installments) this year compared to net borrowings last year.

At March 31, 1998, the company had $303 million U.S. commercial paper and other short-term obligations outstanding, all of which is classified as long-term debt, down from $345 million at year-end 1997. At March 31, 1998, the company had $20 million of notes outstanding under its U.S. bank lines of credit. At December 31, 1997, no notes were outstanding under these lines of credit. Domestically, at March 31, 1998, $303 million of the company's unused bank lines of credit of $1,180 million supported the classification of commercial paper and other short-term obligations as long-term debt. At March 31, 1998, Weldwood had unused bank lines of credit of (U.S.) $127 million.

The annual principal payment requirements under the terms of all long-term agreements for the period from April 1 through December 31, 1998 are $97 million and for the years 1999 through 2002 are $271 million, $239 million, $237 million and $358 million, respectively.

DIVESTITURE PROGRAM
-------------------

On March 23, 1998, the company announced that it had reached an agreement to sell its newsprint business and its Texas recycling centers to Donohue, Inc. for $450 million. This transaction is expected to close by the end of the second quarter. The company is continuing to actively pursue the sale of all of its timberlands in the States of New York and Vermont and part of its timberlands in the State of New Hampshire; its tray plant in Belvidere, Illinois; and its mill in Deferiet, New York. These transactions are expected to be completed by year-end. Thus far, the company has not received offers which would justify the sale of its mill in Canton, North Carolina, including its liquid packaging business, and its mill in Hamilton, Ohio. The company is continuing to explore options to maximize their divestiture values in the near term. Currently, these facilities are making a positive contribution to earnings.

THE ENVIRONMENT
---------------

In 1997, the United States Environmental Protection Agency proposed regulations requiring 22 states to submit plans for reducing Nitrogen Oxide (NOx) emissions from industrial sources within those states beginning in either 2002 or 2004. Six of the company's mills are located in the affected states. Based upon a preliminary review of the proposed regulations, the company presently anticipates that it would incur capital expenditures of $20 million to $40 million over a multi-year period to meet requirements applicable to the fossil-fuel fired boilers at those six mills. If emissions reductions are also required for the recovery furnaces and lime kilns at the six mills in order to meet the states' NOx reduction targets, then additional capital expenditures of $10 million to $20 million are anticipated. Approximately one-third of the estimated costs are attributable to the Canton, North Carolina, Hamilton, Ohio and Deferiet, New York mills, which the company has offered for sale. These estimated expenditures assume that the technology identified by the EPA is capable of achieving the NOx reductions projected by EPA, which the company has not independently confirmed.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements in this report that are neither reported financial results nor other historical information are forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to the risks and uncertainties that could cause actual results and company plans and objectives to differ materially from those expressed in the forward-looking statements. Such risks and uncertainties are discussed in the company's Annual Report on Form 10-K.

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

                                       Champion International Corporation
                                    --------------------------------------------
                                                 (Registrant)




Date:       May 13, 1998                       /s/ John M. Nimons
-------------------------           --------------------------------------------
                                                     (Signature)


                                    John M. Nimons
                                    Vice President and Controller



Date:       May 13, 1998                      /s/ Kenwood C. Nichols
-------------------------           --------------------------------------------
                                                     (Signature)


                                    Kenwood C. Nichols
                                    Vice Chairman and Executive Officer

                                 EXHIBIT INDEX

Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

  11 - Calculation of Basic Earnings Per Common Share and Diluted Earnings per
       Common Share (unaudited).

  27 - Financial Data Schedule (unaudited).