Form 10-Q
period 1998-06-30
CHAMPION INTERNATIONAL CORP
filed 1998-08-12
CIK 19150

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

     For the quarterly period ended                   June 30, 1998
                                         ---------------------------------------
                                                OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                         --------------------------------------

Commission File Number                             1-3053
                       --------------------------------------------------------

                      CHAMPION INTERNATIONAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New York                                    13-1427390
--------------------------------------      ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization


                One Champion Plaza, Stamford, Connecticut 06921
     ----------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                  203-358-7000
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X          No
                               -----------         -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at July 31, 1998
----------------------------------------     -----------------------------------
      Common stock, $.50 par value                      95,634,592

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
------------------------------

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                         (in millions, except per share)


                                                            Six Months Ended                Three Months Ended
                                                                June 30,                        June 30,
                                                        -------------------------     -----------------------------
                                                            1998          1997           1998            1997
                                                         ----------   -----------     ------------   --------------
 Net Sales                                                $2,950.8       $2,774.2         $1,473.8        $1,407.5

 Costs and Expenses
        Cost of products sold                              2,579.6        2,557.9          1,287.1         1,278.3
        Selling, general and administrative expenses         190.0          198.6             96.1           104.7
        Interest and debt expenses                           134.8          121.6             67.3            60.8
        Other (income) expense - net (Note 2)                (21.7)         (18.7)           (19.7)          (10.7)
                                                         ----------   ------------   --------------   -------------
 Total costs and expenses                                  2,882.7        2,859.4          1,430.8         1,433.1

 Income (Loss) Before Income Taxes                            68.1          (85.2)            43.0           (25.6)

 Income Taxes (Benefit)                                       17.0          (36.8)            10.9           (14.3)
                                                         ----------   ------------   --------------  -------------

 Net Income (Loss)                                          $ 51.1        $ (48.4)          $ 32.1         $ (11.3)
                                                         ==========   ============   ==============  ==============

 Average Number of Common Shares Outstanding                  96.2           95.6             96.2            95.7
                                                         ==========   ============   ==============  ==============

 Earnings (Loss) Per Common Share (Exhibit 11):

        Basic                                                $ .53         $ (.51)           $ .33          $ (.12)
                                                         ===========  ============   ==============  ==============
        Diluted                                              $ .53         $ (.51)           $ .33          $ (.12)
                                                         ===========  ============   ==============  ==============

 Cash dividends declared                                     $ .10          $ .10            $ .05           $ .05
                                                         ===========  ============   ==============  ==============



The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in millions of dollars)


                                                                         June 30,     December 31,
                                                                          1998           1997
 ASSETS:                                                              (Unaudited)
                                                                     -------------    ------------
 Current Assets:
   Cash and cash equivalents                                        $      238.9    $      275.0
   Short-term investments                                                    2.7            ---
   Receivables - net                                                       632.4           594.9
   Inventories                                                             444.7           451.1
   Prepaid expenses                                                         36.5            25.6
   Deferred income taxes                                                    98.1           101.4
                                                                   -------------    ------------
 Total Current Assets                                                    1,453.3         1,448.0
                                                                   -------------    ------------

 Timber and timberlands, at cost - less cost of
   timber harvested                                                      2,396.4         2,397.3
                                                                   -------------    ------------
 Property, plant and equipment, at cost                                  8,539.5         9,473.4
   Less - Accumulated depreciation                                       4,142.2         4,673.3
                                                                   -------------    ------------
                                                                         4,397.3         4,800.1
                                                                   -------------    ------------

 Other assets and deferred charges                                         463.2           465.2
                                                                   -------------    ------------
           Total Assets                                             $    8,710.2    $    9,110.6
                                                                   =============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Current installments of long-term debt                           $       57.7    $      143.7
   Short-term borrowings                                                    72.8            71.1
   Accounts payable and accrued liabilities                                701.5           794.2
   Income taxes                                                             22.8            10.5
                                                                   -------------    ------------
      Total Current Liabilities                                            854.8         1,019.5
                                                                   -------------    ------------

 Long-term debt                                                          3,074.3         3,194.4
                                                                   -------------    ------------
 Other liabilities                                                         725.8           693.1
                                                                   -------------    ------------
 Deferred income taxes                                                     888.8           993.6
                                                                   -------------    ------------

 Shareholders' Equity:
   Capital Shares:
       Common (110,977,311 and 110,900,212 shares issued
        at June 30, 1998 and December 31, 1997, respectively)               55.5            55.5

       Capital Surplus                                                   1,704.9         1,697.2

   Retained Earnings                                                     2,213.9         2,172.5
                                                                  ---------------  --------------
                                                                         3,974.3         3,925.2
                                                                 ---------------  ---------------
   Treasury shares, at cost                                               (657.5)         (657.9)
   Cumulative translation adjustment                                      (150.3)          (57.3)
                                                                  --------------  ---------------
      Total Shareholders' Equity                                         3,166.5         3,210.0
                                                                  --------------  ---------------
           Total Liabilities and Shareholders' Equity               $    8,710.2    $    9,110.6
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

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in millions of dollars)


                                                                          Six Months Ended
                                                                              June 30,
                                                                     ---------------------------
                                                                          1998            1997
                                                                     -----------    ------------
 Cash flows from operating activities:
 Net income (loss)                                                        $ 51.1         $ (48.4)

 Adjustments to reconcile net income to net cash
   provided by operating activities:
             Depreciation expense                                          207.4           210.7
             Cost of timber harvested                                       46.0            43.9
             Net gain on sale of assets                                    (16.5)          (10.6)
             (Increase) decrease in:
                   Receivables                                             (31.0)            8.1
                   Inventories                                              (0.1)           56.3
                   Prepaid expenses                                          3.2            (4.3)
             Increase (decrease) in:
                   Accounts payable and accrued liabilities                (54.8)          (54.7)
                   Income taxes                                             10.4           (14.5)
                   Other liabilities                                         3.9            27.8
                   Deferred income taxes                                    (6.4)          (59.1)
             All other - net                                                 8.8            20.5
                                                                     -----------    ------------
 Net cash provided by operating activities                                 222.0           175.7
                                                                     -----------    ------------
 Cash flows from investing activities:
             Expenditures for property, plant and equipment               (144.6)         (154.3)
             Timber and timberlands expenditures                           (63.9)          (57.1)
             Acquisition of Inpacel (Note 3)                               (58.1)           ---
             Purchase of investments                                        (2.7)          (20.9)
             Proceeds from redemption of investments                        ---             20.9
             Proceeds from the sale of newsprint operations (Note 5)       459.1            ---
             Proceeds from sales of property, plant and equipment
                 and timber and timberlands                                 28.1            29.1
             All other - net                                                (2.4)           (1.8)
                                                                     -----------    ------------
 Net cash provided by (used in) investing activities                       215.5          (184.1)
                                                                     -----------    ------------

 Cash flows from financing activities:
             Proceeds from issuance of long-term debt                      441.0           102.7
             Payments of long-term debt and short-term debt               (902.9)         (122.6)
             Cash dividends paid                                            (9.6)           (9.6)
             All other - net                                                (2.1)            2.9
                                                                     -----------    ------------
 Net cash provided by (used in) financing activities                      (473.6)          (26.6)
                                                                     -----------    ------------

 Decrease in cash and cash equivalents                                     (36.1)          (35.0)

 Cash and Cash Equivalents:
 Beginning of period                                                       275.0           174.6
                                                                     -----------    ------------
 End of period                                                           $ 238.9         $ 139.6
                                                                     ===========    ============
 Supplemental cash flow disclosures:
     Cash paid during the period for:
          Interest (net of capitalized amounts)                          $ 145.5         $ 122.9
          Income taxes (net of refunds)                                     12.1            29.1




The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


                                 June 30, 1998



Note 1

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature. Certain amounts for 1997 have been reclassified to conform to the current year's presentation.

Note 2.

Other income (expense) - net for the three months and six months ended June 30, 1998 includes a gain of $11.6 million from the sale of certain timberlands.

Note 3.

On January 26, 1998, the company's Brazilian subsidiary acquired Inpacel and its forestry affiliate for $75 million, before netting $17 million of cash and cash equivalents owned by Inpacel and its affiliate, as well as outstanding debt of $277 million and $34 million of other liabilities. The acquisition was accounted for as a purchase.

Note 4.

The company occasionally enters into forward exchange contracts to hedge certain assets that are denominated in foreign currencies. At June 30, 1998, the company had forward exchange contracts covering approximately $15 million of investments and accounts receivable, the deferred gains and losses on which were not material. The contracts range in duration from 61 days to 90 days. The company does not hold financial instruments for trading purposes.

Note 5.

On October 7, 1997, the company approved a plan to maximize total shareholder return by focusing on strategic businesses, increasing profitability and improving financial discipline. As part of this plan, the company will divest several non-strategic product segments and 325,000 acres of timberlands. The profit-improvement program includes a reduction in the company's world-wide workforce in the businesses remaining after the divestitures by 11%, or approximately 2,000 positions, by the end of 1999. In connection with this plan to maximize total shareholder return, through June 30, 1998, the company had spent approximately $18 million, principally for severance and associated costs, and reduced its world-wide workforce in the businesses which are not part of the planned divestitures (excluding positions added as the result of the acquisition of Inpacel and certain operations in Maine) by 1,077 positions.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Results of operations for the product segments to be divested, as well as the newsprint business which was sold on June 1, 1998, are as follows.


                                                                         Six Months Ended               Three Months Ended
                                                                              June 30,                        June 30,
                                                                   ----------------------------    ----------------------------
                                                                      1998            1997            1998            1997
--------------------------------------------------------           --------------   -------------    ------------   -------------
(in millions of dollars)
Net sales                                                                $ 618.8         $ 634.4         $ 291.1         $ 321.4
Costs and expenses                                                         615.1           697.3           287.8           348.0
                                                                   --------------   -------------    ------------   -------------
Income (loss) from operations                                              $ 3.7         $ (62.9)          $ 3.3         $ (26.6)
                                                                   ==============   =============    ============   =============

The consolidated balance sheet includes the following amounts related to the product segments to be divested, net of the asset impairment provision:

June 30                                                              1998
-------------------------------------------------             ------------
(in millions of dollars)

Current assets                                                      $ 176.7
Long-term assets (primarily property, plant
             and equipment)                                           269.6
Current liabilities                                                   (55.1)
Long-term liabilities                                                  (0.9)
                                                              -------------
Net assets                                                          $ 390.3
                                                              =============


On June 1, 1998, the company sold its newsprint business, including related working capital, and its Texas recycling centers to Donohue, Inc. for $459 million. No gain or loss from this sale was recorded. The company is continuing to actively pursue the sale of all of its timberlands in the States of New York and Vermont and part of its timberlands in the State of New Hampshire; its tray plant in Belvidere, Illinois; and its mill in Deferiet, New York. These transactions are expected to be completed by year-end. Thus far, the company has not received offers which would justify the sale of its mill in Canton, North Carolina, including its liquid packaging business, and its mill in Hamilton, Ohio. The company is continuing to explore options to maximize their divestiture values in the near term.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6.

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

Comprehensive income (unaudited)

                                                                         Six Months Ended               Three Months Ended
                                                                             June 30,                        June 30,
-------------------------------------------------                  ----------------------------    ----------------------------
(in millions of dollars)                                                1998            1997            1998            1997
                                                                   --------------   -------------    ------------   -------------
Net income (loss)                                                         $ 51.1         $ (48.4)         $ 32.1         $ (11.3)
Foreign currency translation
  adjustments:
            Cumulative tax effect of
              changing the functional
              currency for Brazilian
              operations to the Brazilian Real                             (51.5)            ---             ---             ---
            Other foreign currency
              translation adjustments                                      (41.5)           (4.3)          (27.8)            1.5
                                                                   --------------   -------------    ------------   -------------
Net foreign currency translation
  adjustment                                                               (93.0)           (4.3)          (27.8)            1.5
                                                                   --------------   -------------    ------------   -------------
Comprehensive income (loss)                                              $ (41.9)        $ (52.7)          $ 4.3          $ (9.8)
                                                                   ==============   =============    ============   =============

Note 7.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement, which will be effective for the company beginning in the fiscal year 2000, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in each derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

The company has not yet quantified the anticipated impact on the financial statements of adopting the Statement. However, given the current level of the company's derivative and hedging activities, the impact is not expected to be material.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Overall Quarterly Results

The company reported net income in the second quarter of 1998 of $32 million or $.33 per share, compared to last year's second quarter net loss of $11 million or $.12 per share and last quarter's net income of $19 million or $.20 per share. Results for the second quarter of 1998 included income of seven cents per share due to the sale of certain timberlands. As discussed below, the improvement from last year was principally due to significantly higher earnings in the paper segment. The increase from last quarter was primarily due to improved other (income) expense-net.

Significant Income Statement Line Item Changes for the Three Months Ended June 30, 1998

Net sales of $1.47 billion increased from $1.41 billion last year and were even with last quarter. Gross profit was $187 million, compared to $129 million last year and $184 million last quarter. Pre-tax income of $43 million improved from a pre-tax loss of $26 million a year ago and pre-tax income of $25 million last quarter. The improvements in net sales, gross profit and pre-tax income from the year-ago quarter were mainly due to higher prices for most of the company's pulp and paper grades, which more than offset lower results for the company's wood products operations and, with respect to pre-tax income, higher interest expense. The improvement in pre-tax income from last quarter was principally due to more favorable other (income) expense-net.

The aggregate cost of products sold was approximately even with last year and last quarter. A decline in paper shipments from last year and last quarter due to the sale of the company's newsprint business on June 1, 1998, as discussed below, was substantially offset by higher wood products shipments.

Selling, general and administrative expenses declined from last year and were approximately even with last quarter. The decline from last year was mainly due to the impact of stock price fluctuations on the value of stock-based compensation.

Interest and debt expense increased from last year but was approximately even with last quarter. The increase from last year was primarily due to increased debt associated with the January 1998 acquisition of Industria de Papel Arapoti S.A. ("Inpacel"), a coated groundwood papers company in Brazil, and its forestry affiliate. In June 1998, approximately $380 million of the cash proceeds from the sale of the newsprint business was used to pay down commercial paper and short-term obligations.

Other (income) expense - net improved from last year and last quarter, mainly due to a $12 million gain from the sale of certain timberlands.

The effective tax rate for the second quarter of 1998 was approximately even with the prior quarter but was lower than the rate associated with the tax benefit for the year-ago quarter. The decrease from last year was mainly due to the mix of earnings from the company's operations in North America and Brazil. The tax rate applicable to North American operations is higher than the Brazilian tax rate.

Year-to-Date Results

For the first six months, the company reported net income of $51 million or $.53 per share, compared to a net loss of $48 million or $.51 per share a year ago.

Paper Segment

For the company's paper segment, second quarter operating income was $84 million. This compared to income of $3 million a year ago and income of $89 million last quarter. Total paper, packaging and pulp shipments were 1,503,000 tons in the second quarter, compared to 1,560,000 tons a year ago and 1,536,000 tons last quarter. The decline in shipments was primarily attributable to the sale of the company's newsprint business on June 1, 1998.

During the second quarter of 1998, the company's domestic paper operations were reorganized into four businesses: coated papers, uncoated papers, kraft papers, and paper distribution and pulp sales. The mills in the coated papers business are in Bucksport, Maine; Quinnesec, Michigan; and Sartell, Minnesota; pulp sales at Quinnesec also are included in the results of this business. The mills in the uncoated papers business are in Pensacola, Florida and Courtland, Alabama; pulp sales at Pensacola and Courtland and coated free sheet papers sales at Courtland are also included in the results of this business. Kraft papers are manufactured at the Roanoke Rapids, North Carolina mill.

In addition to the above businesses, the company's domestic pulp and paper operations include the following facilities offered for sale by the company: the mills at Canton, North Carolina, including the liquid packaging business; Deferiet, New York; and Hamilton, Ohio.

Operating income for the coated papers business improved significantly from last year and was approximately even with last quarter. The improvement from last year was principally due to significantly higher prices for coated groundwood papers and higher prices for coated free sheet papers. Compared to last quarter, higher prices for coated groundwood and free sheet papers were offset by scheduled maintenance outages at the Bucksport mill and the Quinnesec pulp mill. The average price for coated groundwood papers of $958 per ton in the second quarter of 1998 improved from $799 per ton last year and $941 per ton last quarter. The average price for coated free sheet papers was $887 per ton this quarter, compared to $861 per ton last year and $875 per ton last quarter. Prices for northern bleached hardwood kraft pulp were approximately even with last year and last quarter. Shipments of all pulp and paper grades were 340,000 tons, compared to 344,000 tons last year and 333,000 tons last quarter. Early in the third quarter, pulp prices weakened somewhat.

The small operating income for the uncoated papers business improved from the operating loss last year, but was down substantially from last quarter. The improvement from last year was mainly due to higher prices for uncoated free sheet papers. The decline from last quarter was primarily due to lower prices for uncoated free sheet papers. The average price for domestic uncoated free sheet papers, the principal product of the uncoated papers business, was $669 per ton in the second quarter of this year, compared to $623 per ton in the second quarter of 1997 and $698 per ton last quarter. The average price for coated free sheet papers produced at the Courtland mill was $791 per ton this quarter, compared to $789 per ton a year ago and $824 per ton last quarter. The average price for southern market kraft pulp of $380 per ton in the second quarter of this year improved from $369 per ton in the second quarter of 1997 and $341 per ton last quarter. Shipments of all pulp and paper grades for the uncoated papers business were 391,000 tons compared to 406,000 tons last year and 371,000 tons last quarter. In order to bring inventory levels for uncoated free sheet papers in balance with current business conditions, the Courtland mill plans to take three of its four uncoated paper machines and its entire sheeting operation out of production for approximately seven days in the third quarter.

Operating income for the kraft papers business improved significantly from last year but declined from last quarter. The improvement from last year was primarily due to higher linerboard prices. The decline from last quarter was mainly due to lower prices for kraft papers and linerboard. Shipments of all grades of 131,000 tons increased slightly from last year and last quarter. A maintenance outage is scheduled at Roanoke Rapids in the third quarter. Prices for kraft paper and linerboard continued to decline early in the third quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda. ("CPC"), improved from both last year and last quarter. The improvement from last year was principally due to the operating income from Inpacel this year and lower manufacturing costs, which more than offset lower domestic prices for uncoated free sheet papers. The improvement from last quarter was primarily due to higher prices and shipments of coated groundwood papers. The overall average price for uncoated free sheet papers was $700 per ton this quarter, compared to $714 per ton last year and $697 per ton last quarter. The average price of coated groundwood papers for Inpacel was $905 per ton this quarter, compared to $871 per ton last quarter. Uncoated free sheet papers shipments of 100,000 tons were slightly higher than last year and last quarter. Coated groundwood shipments were 43,000 tons this quarter and 30,000 tons for the two months in the first quarter that Inpacel was owned by CPC.

The small operating income for the market pulp operations at the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood"), represented a decline from last year's operating income but improved from the operating loss last quarter. The decline from last year was mainly due to lower prices and shipments of northern bleached softwood kraft ("NBSK") pulp. The improvement from last quarter was principally due to higher NBSK pulp prices. The average price for NBSK pulp was (U.S.) $388 per ton this quarter, compared to $398 per ton last year and $360 per ton last quarter. Shipments were 143,000 tons this quarter, compared to 159,000 tons last year and 144,000 tons last quarter. Early in the third quarter, pulp prices weakened somewhat.

For the operations to be divested by the company, including the newsprint business which was sold on June 1, 1998, the operating income represented a significant improvement from the operating loss of last year and an improvement from the approximate break-even results last quarter. The improvement from last year was primarily due to higher prices for uncoated free sheet papers, coated groundwood papers and newsprint. The improvement from last quarter was principally due to lower depreciation expense at the newsprint mills. Shipments of all grades were 391,000 tons, compared to 477,000 tons last year and 468,000 tons last quarter. Lower shipments for the second quarter of 1998 were primarily attributable to the sale of the company's two newsprint mills, which had an annual capacity of 973,000 short tons of newsprint and specialty groundwood papers. In order to bring inventory levels for uncoated free sheet papers in balance with current business conditions, the Canton mill plans to take its three paper machines out of production for approximately six days in the third quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of Weldwood and CPC, reported second quarter income from operations of $17 million, compared to $40 million a year ago and $14 million last quarter. The decline from last year was due to significantly lower lumber and plywood prices, particularly in Canada. The improvement from last quarter was principally due to increased shipments, lower manufacturing costs and higher lease income, which more than offset lower prices for lumber and plywood.

For U.S. and Canadian operations overall, the average price for plywood was down by 9% from last year and 2% from last quarter. The average price for lumber was 21% lower than last year and 5% lower than last quarter. Wood products shipments increased from both last year and last quarter.

In order to bring inventory levels of lumber and plywood in balance with current business conditions, Weldwood plans to take its five saw mills and two plywood facilities in British Columbia out of production for two to four weeks in the third quarter.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Brazil and Canada. Net sales to unaffiliated customers by CPC and Weldwood for the first six months of 1998 were (U.S.) $227 million and $215 million, respectively, accounting for 8% and 7%, respectively, of consolidated net sales of the company. Pre-tax income and net income of CPC for the first six months of 1998 were $34 million and $36 million, respectively. The pre-tax loss and net loss of Weldwood for the first six months of 1998 were $13 million and $7 million, respectively.

Exports of pulp and paper by the company, including by its Brazilian and Canadian operations, to the Asian countries that currently are experiencing economic turmoil are not material. However, the company has been adversely affected by (i) a decline in exports of logs and wood products by the company to those Asian markets and (ii) an increase in imports of uncoated free sheet papers resulting from a shift in sales from those Asian markets to North America by various paper producers.

Labor Contracts

A one-year extension of the existing labor contract was ratified at the Deferiet, New York paper mill. The extension, through June 1999, may be terminated by the company or the union on 10 days prior written notice.

At Weldwood, efforts to reach new labor agreements continue at the Hinton, Alberta, pulp mill and wood products plant, and the joint venture pulp mill at Quesnel, British Columbia, which are presently operating under the terms of their expired contracts.

Financial Condition
-------------------

General

The company's current ratio was 1.7 to 1 at June 30, 1998, compared to 1.5 to 1 at March 31, 1998 and 1.4 to 1 at year-end 1997. Total debt to total capitalization of 44% at June 30, 1998 declined from 47% at March 31, 1998 and 45% at year-end 1997 as a result of the sale of the company's newsprint business, a portion of the proceeds of which were used to repay debt.

Significant Balance Sheet Line Item Changes

The acquisition of Inpacel and its forestry affiliate in January 1998 was the main reason for (i) the increases from December 31, 1997 in receivables-net and other liabilities; and (ii) the decrease from December 31, 1997 in the deferred income tax liability. The sale of the newsprint business on June 1, 1998 was the principal reason for the decreases from December 31, 1997 in property, plant and equipment and accumulated depreciation. Accounts payable and accrued liabilities decreased from year-end 1997 primarily due to the timing of payments and the sale of the newsprint business. Current installments of long-term debt decreased from year-end 1997 primarily due to the timing of payments. Effective January 1, 1998, the company changed the functional currency of its Brazilian operations to the Brazilian Real. As a result of this change, the company recorded a one-time balance sheet adjustment, increasing its deferred tax liability by $52 million with a corresponding increase in cumulative translation adjustment in shareholders' equity. The weakening of the Canadian and Brazilian currencies relative to the U.S. dollar resulted in a $41 million increase in cumulative translation adjustment from December 31, 1997 in shareholders' equity.

For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

Cash Flows Statement - General

1998
----
In the first six months of 1998, the company's net cash provided by operating activities and asset sales, principally the June 1998 sale of the company's newsprint operations, exceeded the requirements of its investing activities (principally capital expenditures and the acquisition of Inpacel). The excess, together with cash and cash equivalents, was used primarily to pay a portion of the company's long-term debt (including current installments). Cash and cash equivalents decreased by $36 million in the first six months to a total of $239 million, $139 million of which was held by the company's Canadian and Brazilian subsidiaries. In the first six months, net long-term and short-term debt payments were $462 million. Long-term debt (including current installments) and short-term borrowings in the aggregate decreased by $204 million, as the reduction in U.S. debt outstanding was partially offset by the $277 million of debt of Inpacel outstanding at the time of its acquisition.

1997
----
In the first six months of 1997, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents. Cash and cash equivalents decreased by $35 million.

Cash Flows Statement - Operating Activities

For the first six months, net cash provided by operating activities of $222 million increased from $176 million a year ago. The increase was primarily due to net income this year compared to a net loss last year, a smaller increase in other liabilities, and lower income tax payments, partially offset by an increase in receivables this year and the decrease in inventories last year.

Cash Flows Statement - Investing Activities

For the first six months, net cash provided by investing activities of $216 million compared with net cash used in investing activities of $184 million a year ago. The improvement was mainly due to the sale of the company's newsprint operations for $459 million, which was partially offset by the acquisition of Inpacel for $75 million before netting $17 million of cash and cash equivalents owned by Inpacel (as well as outstanding debt of $277 million).

Cash Flows Statement - Financing Activities

For the first six months, net cash used in financing activities of $474 million increased from $27 million a year ago, primarily due to significantly higher net payments of long-term debt (including current installments) this year.

At June 30, 1998, the company had no U.S. commercial paper, current maturities of long-term debt and other short-term obligations classified as long-term debt, compared to $303 million at March 31, 1998 and $345 million at year-end 1997. At June 30, 1998 and December 31, 1997, no notes were outstanding under the company's U.S. bank lines of credit. At March 31, 1998, $20 million of such notes were outstanding. Domestically, at June 30, 1998, the company had unused bank lines of credit of $1.2 billion. At June 30, 1998, Weldwood had unused bank lines of credit of (U.S.) $123 million.

The annual principal payment requirements under the terms of all long-term agreements for the period from July 1 through December 31, 1998 are $43 million and for the years 1999 through 2002 are $234 million, $237 million, $238 million and $38 million, respectively.

The company currently anticipates that capital spending will be $450 million or less in 1998.

Divestiture Program
-------------------

On June 1, 1998, the company sold its newsprint business, including related working capital, and its Texas recycling centers to Donohue, Inc. for $459 million. The company is continuing to actively pursue the sale of all of its timberlands in the States of New York and Vermont and part of its timberlands in the State of New Hampshire; its tray plant in Belvidere, Illinois; and its mill in Deferiet, New York. These transactions are expected to be completed by year-end. Thus far, the company has not received offers which would justify the sale of its mill in Canton, North Carolina, including its liquid packaging business, and its mill in Hamilton, Ohio. The company is continuing to explore options to maximize their divestiture values in the near term.

The Environment
---------------

As previously reported, the company is evaluating relocating the point of discharge for its Pensacola, Florida mill's effluent due to potential limitations on the assimilative capacity of the existing receiving body of water. The results of the study are expected to be submitted to the Florida Department of Environmental Protection ("FDEP") by September 30, 1998. Following submission, the FDEP will make a decision concerning a possible new point of discharge.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement, which will be effective for the company beginning in the fiscal year 2000, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in each derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

The company has not yet quantified the anticipated impact on the financial statements of adopting the Statement. However, given the current level of the company's derivative and hedging activities, the impact is not expected to be material.

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

                          PART II.  OTHER INFORMATION

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

(a) The Annual Meeting of Shareholders of the company was held on May 21, 1998.

(b)              N/A

(c)      (i)     Five nominees were elected to the Board of Directors at the
                 1998 Annual Meeting.

                 Robert A. Charpie - 84,469,005 votes were cast in favor of his election and 1,532,377 votes were withheld.

                 H. Corbin Day - 83,621,902 votes were cast in favor of his election and 2,379,480 votes were withheld.

                 Alice F. Emerson - 84,481,934 votes were cast in favor of her election and 1,519,448 votes were withheld.

                 Allan E. Gotlieb - 84,469,499 votes were cast in favor of his election and 1,531,883 votes were withheld.

                 Kenwood C. Nichols - 84,496,329 votes were cast in favor of his election and 1,505,053 votes were withheld.

         (ii) The shareholders approved the appointment of Arthur Andersen LLP as the company's auditors for 1998. There were 85,843,770 votes cast in favor of the proposal, 83,019 votes cast against the proposal and 74,593 abstentions.

         (iii) The shareholders rejected a shareholder proposal concerning the use of chlorine in the pulp-manufacturing process. There were 1,803,536 votes cast in favor of the proposal, 79,142,291 votes cast against the proposal, 613,834 abstentions and 4,441,721 broker non-votes.

         (iv) The shareholders rejected a shareholder proposal concerning cumulative voting. There were 25,978,345 votes cast in favor of the proposal, 49,101,293 votes cast against the proposal, 6,468,783 abstentions and 4,452,961 broker non-votes.

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

                                            Champion International Corporation
                                            ----------------------------------
                                                      (Registrant)




              August 12, 1998                      /s/ John M. Nimons
Date:    --------------------------        -----------------------------------
                                                       (Signature)

                                            John M. Nimons
                                            Vice President and Controller




              August 12, 1998                    /s/ Kenwood C. Nichols
Date:    --------------------------        -----------------------------------
                                                       (Signature)

                                            Kenwood C. Nichols
                                            Vice Chairman and Executive Officer

                                 EXHIBIT INDEX


 Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

11- Calculation of Basic Earnings Per Common Share and Diluted Earnings per Common Share (unaudited).

27-   Financial Data Schedule (unaudited).