Form 10-Q
period 1998-09-30
CHAMPION INTERNATIONAL CORP
filed 1998-11-13
CIK 19150

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

       (Mark One)

       -------
         X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       -------     EXCHANGE ACT OF 1934

       For the quarterly period ended                 September 30, 1998
                                                --------------------------------
                                                             OR

       -------
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -------     SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                           to
                                                --------------------------------

       Commission File Number                                1-3053
                                                --------------------------------

                       Champion International Corporation
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                New York                                              13-1427390
 ---------------------------------------------------            -----------------------
    State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
               or organization


                 One Champion Plaza, Stamford, Connecticut 06921
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  203-358-7000
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes     X                No
                                           -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at October 31, 1998
-----------------------------------------        -------------------------------
         Common stock, $.50 par value                      95,582,627

                          PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                         (in millions, except per share)

                                                                             Nine Months Ended               Three Months Ended
                                                                               September 30,                    September 30,
                                                                     -----------------------------      ----------------------------
                                                                         1998               1997           1998              1997
                                                                     --------------    -----------     -------------    ------------

Net Sales                                                              $ 4,308.8        $ 4,252.5        $ 1,358.0        $ 1,478.4

Costs and Expenses
       Cost of products sold                                             3,761.1          3,850.9          1,181.6          1,292.9
       Selling, general and administrative expenses                        271.3            303.5             81.3            105.0
       Interest and debt expenses                                          196.2            180.4             61.4             58.8
       Other (income) expense - net (Note 2)                               (29.8)           (27.3)            (8.2)            (8.5)
                                                                       ---------        ---------        ---------        ---------
Total costs and expenses                                                 4,198.8          4,307.5          1,316.1          1,448.2

Income (Loss) Before Income Taxes                                          110.0            (55.0)            41.9             30.2

Income Taxes (Benefit)                                                      27.6            (26.7)            10.6             10.0
                                                                       ---------        ---------        ---------        ---------

Net Income (Loss)                                                           82.4            (28.3)            31.3             20.2
                                                                       =========        =========        =========        =========


Average Number of Common Shares Outstanding                                 96.0             95.7             95.7             95.9
                                                                       =========        =========        =========        =========

Earnings (Loss) Per Common Share (Exhibit 11):
       Basic                                                           $     .86        $    (.30)       $     .33        $     .21
                                                                       =========        =========        =========        =========
       Diluted                                                         $     .85        $    (.30)       $     .32        $     .21
                                                                       =========        =========        =========        =========

Cash dividends declared                                                $     .15        $     .15        $     .05        $     .05
                                                                       =========        =========        =========        =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in millions of dollars)

                                                                                                   September 30,
                                                                                                       1998             December 31,
        ASSETS:                                                                                     (unaudited)            1997
                                                                                                    -----------         ------------
Current Assets:
  Cash and cash equivalents                                                                          $  260.1              $  275.0
  Short-term investments                                                                                  5.5                  --
  Receivables - net                                                                                     548.2                 594.9
  Inventories                                                                                           477.3                 451.1
  Prepaid expenses                                                                                       44.5                  25.6
  Deferred income taxes                                                                                  95.4                 101.4
                                                                                                     --------              --------
     Total Current Assets                                                                             1,431.0               1,448.0
                                                                                                     --------              --------

Timber and timberlands, at cost - less cost of timber harvested                                       2,464.5               2,397.3
                                                                                                     --------              --------
Property, plant and equipment, at cost                                                                8,607.4               9,473.4
  Less - Accumulated depreciation                                                                     4,234.8               4,673.3
                                                                                                     --------              --------
                                                                                                      4,372.6               4,800.1
                                                                                                     --------              --------

Other assets and deferred charges                                                                       452.2                 465.2
                                                                                                     --------              --------
          Total Assets                                                                               $8,720.3              $9,110.6
                                                                                                     ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current installments of long-term debt                                                             $   35.1              $  143.7
  Short-term borrowings                                                                                  76.6                  71.1
  Accounts payable and accrued liabilities                                                              722.4                 794.2
  Income taxes                                                                                           18.6                  10.5
                                                                                                     --------              --------
     Total Current Liabilities                                                                          852.7               1,019.5
                                                                                                     --------              --------

Long-term debt                                                                                        3,125.2               3,194.4
                                                                                                     --------              --------
Other liabilities                                                                                       718.4                 693.1
                                                                                                     --------              --------
Deferred income taxes                                                                                   905.2                 993.6
                                                                                                     --------              --------

Shareholders' Equity:
  Capital Shares:
       Common (111,021,306 and 110,900,212 shares issued at
            September 30, 1998 and December 31, 1997,
             respectively)                                                                               55.5                  55.5
       Capital Surplus                                                                                1,704.3               1,697.2
  Retained Earnings                                                                                   2,240.3               2,172.5
                                                                                                     --------              --------
                                                                                                      4,000.1               3,925.2
  Treasury shares, at cost                                                                             (690.2)               (657.9)
  Cumulative translation adjustment                                                                    (191.1)                (57.3)
                                                                                                     --------              --------
     Total Shareholders' Equity                                                                       3,118.8               3,210.0
                                                                                                     --------              --------
          Total Liabilities and Shareholders' Equity                                                 $8,720.3              $9,110.6
                                                                                                     ========              ========

                The accompanying Notes to Consolidated Financial
               Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOWS (unaudited)
                            (in millions of dollars)


                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                    --------------------------------
                                                                                                         1998                 1997
                                                                                                      --------             --------
Cash flows from operating activities:

Net income (loss)                                                                                    $   82.4              $  (28.3)
Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation expense                                                                             301.1                 318.0
       Cost of timber harvested                                                                          69.9                  67.9
       Net gain on sale of assets                                                                       (18.0)                (19.0)
       (Increase) decrease in:
             Receivables                                                                                 52.4                 (20.2)
             Inventories                                                                                (32.7)                 43.2
             Prepaid expenses                                                                             2.3                  (1.7)
       Increase (decrease) in:
             Accounts payable and accrued liabilities                                                   (36.0)                (21.1)
             Income taxes                                                                                (1.4)                (16.0)
             Other liabilities                                                                           (3.8)                 24.7
             Deferred income taxes                                                                        1.6                 (59.7)
       All other - net                                                                                   (2.1)                 41.5
                                                                                                     --------              --------
Net cash provided by operating activities                                                               415.7                 329.3
                                                                                                     --------              --------
Cash flows from investing activities:
       Expenditures for property, plant and equipment                                                  (220.7)               (237.4)
       Timber and timberlands expenditures                                                              (97.7)                (86.4)
       Acquisitions of foreign operations (Note 3)                                                     (103.7)                 --
       Purchase of investments                                                                           (5.5)                (22.1)
       Proceeds from redemption of investments                                                           --                    20.9
       Proceeds from sales of divested operations (Note 5)                                              481.6                  --
       Proceeds from sales of property, plant and equipment
           and timber and timberlands                                                                    26.6                  39.0
       All other - net                                                                                   (0.8)                (11.1)
                                                                                                     --------              --------
Net cash provided by (used in) investing activities                                                      79.8                (297.1)
                                                                                                     --------              --------
Cash flows from financing activities:
       Proceeds from issuance of long-term debt                                                         501.1                 113.5
       Payments of long-term and short-term debt                                                       (963.9)               (204.3)
       Cash dividends paid                                                                              (14.7)                (14.4)
       Payments to acquire treasury stock                                                               (34.3)                 --
       All other - net                                                                                    1.4                  13.2
                                                                                                     --------              --------
Net cash used in financing activities                                                                  (510.4)                (92.0)
                                                                                                     --------              --------
Decrease in cash and cash equivalents                                                                   (14.9)                (59.8)
Cash and Cash Equivalents:
Beginning of period                                                                                     275.0                 174.6
                                                                                                     --------              --------
End of period                                                                                        $  260.1              $  114.8
                                                                                                     ========              ========
Supplemental cash flow disclosures: Cash paid during the period for:
           Interest (net of capitalized amounts)                                                     $  190.5              $  177.1
           Income taxes (net of refunds)                                                                  4.7                  40.5


           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                               September 30, 1998


Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature. Certain amounts for 1997 have been reclassified to conform to the current year's presentation.


Note 2.

Other (income) expense - net for the nine months ended September 30, 1998 includes a gain of $11.6 million from the sale of certain timberlands.


Note 3.

In 1998, the company's Brazilian subsidiary acquired Inpacel and its forestry affiliate, and the company's Canadian subsidiary acquired Sunpine Forest Products Ltd. The acquisitions, which were accounted for as purchases, included cash payments, net of cash and cash equivalents owned by the acquired companies, of $104 million, as well as outstanding debt of $333 million and $49 million of other liabilities.


Note 4.

The company occasionally enters into forward exchange contracts to hedge certain assets that are denominated in foreign currencies. At September 30, 1998, the company had forward exchange contracts covering approximately $23 million of investments and accounts receivable, the deferred gains and losses on which were not material. The contracts range in duration from 15 days to 441 days. The company does not hold financial instruments for trading purposes.


Note 5.

On October 7, 1997, the company approved a plan to maximize total shareholder return by focusing on strategic businesses, increasing profitability and improving financial discipline. As part of this plan, the company will divest several non-strategic product segments and 325,000 acres of timberlands. The profit-improvement program includes a reduction in the company's world-wide workforce in the businesses remaining after the divestitures by 11%, or approximately 2,000 positions, by the end of 1999. As a result of the plan, in the fourth quarter of 1997, the company recorded a pre-tax charge of $891 million ($552 million after-tax, or $5.76 per share). Components of the provision were: $658 million for asset impairment, $82 million for other asset write-offs, $38 million for pension and postretirement enhancement and curtailment losses, $42 million for other severance costs and $71 million for other expenses, including

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

selling costs, contract cancellations and other costs. Asset impairment was based on estimated sales proceeds.

Through September 30, 1998, the company had spent approximately $17 million for severance and associated costs and reduced its world-wide workforce in the businesses which are not part of the planned divestitures (excluding positions added as the result of Canadian and Brazilian acquisitions and certain operations in Maine) by 1,373 positions. In addition, the company paid approximately $11 million for other accrued costs.

Results of operations for the product segments divested and to be divested are as follows.

                                                                             Nine Months Ended                Three Months Ended
                                                                               September 30,                    September 30,
                                                                     ---------------------------------    --------------------------
                                                                          1998             1997             1998             1997
----------------------------------------------------------             ---------        ---------        ---------         ---------
(millions of dollars)

Net sales                                                              $   822.4        $   971.8        $   203.6        $   337.4
Costs and expenses                                                         828.9          1,054.6            212.0            357.3
                                                                       ---------        ---------        ---------        ---------

Income (loss) from operations                                          $    (6.5)       $   (82.8)       $    (8.4)       $   (19.9)
                                                                       =========        =========        =========        =========

The consolidated balance sheet includes the following amounts related to the product segments to be divested, net of the asset impairment provision:

September 30                                                               1998
---------------------------------------------------------------         -------
(in millions of dollars)

Current assets                                                          $ 167.7
Long-term assets (primarily property, plant
        and equipment)                                                    238.0
Current liabilities                                                       (50.1)
Long-term liabilities                                                      (0.9)
                                                                        -------

Net assets                                                              $ 354.7
                                                                        =======

On June 1, 1998, the company sold its newsprint business, including related working capital, and its Texas recycling centers to Donohue, Inc. for $459 million. On September 14, 1998, the company sold its tray plant, including related working capital, to Tenneco, Inc. for $22.5 million. No gains or losses from these sales were recorded. The company is continuing to actively pursue the sale of all of its timberlands in the States of New York and Vermont and part of its timberlands in the State of New Hampshire; its mill in Canton, North Carolina, including its liquid packaging business; its mill in Hamilton, Ohio; and its mill in Deferiet, New York.

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

Comprehensive income (unaudited)


                                                                             Nine Months Ended                 Three Months Ended
                                                                               September 30,                      September 30,
----------------------------------------------------------             ----------------------------      --------------------------
       (in millions of dollars)                                            1998             1997             1998             1997
                                                                       ---------        -----------      ---------        ----------
Net income (loss)                                                      $    82.4        $   (28.3)       $    31.3        $    20.2
Foreign currency translation
  adjustments:
       Cumulative tax effect of
         changing the functional
         currency for Brazilian
         operations to the Brazilian Real                                  (51.5)            --               --               --

       Other foreign currency
         translation adjustments                                           (82.3)            (4.3)           (40.8)            --
                                                                       ---------        ---------        ---------        ---------

Net foreign currency translation
  adjustment                                                              (133.8)            (4.3)           (40.8)            --
                                                                       ---------        ---------        ---------        ---------

Comprehensive income (loss)                                            $   (51.4)       $   (32.6)       $    (9.5)       $    20.2
                                                                       =========        =========        =========        =========


Note 7.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, which will be effective for the company beginning in the fiscal year 2000, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in each derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The company has not yet quantified the anticipated impact on the financial statements of adopting the Statement. However, given the current level of the company's derivative and hedging activities, the impact is not expected to be material.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overall Quarterly Results

The company reported net income in the third quarter of 1998 of $31 million or $.32 per share, diluted, compared to last year's third quarter net income of $20 million or $.21 per share and last quarter's net income of $32 million or $.33 per share. As discussed below, the improvement from last year was principally due to higher earnings in the wood products segment and lower selling, general and administrative expenses, which more than offset lower earnings in the paper segment. Compared to last quarter, higher earnings in the wood products segment substantially offset lower earnings in the paper segment and less favorable other income (expense) - net.

The company, especially in its paper segment, continues to be adversely affected by the economic turmoil in many countries, particularly in Asia. Exports of pulp and paper by the company, including by its Brazilian and Canadian operations, to the affected countries are not material. However, there has been an increase in imports of uncoated free sheet papers resulting from a shift in sales from those troubled markets to North America by various paper producers; this, in turn, has caused a significant decline in North American paper prices. In addition, the company has experienced a decline in exports of logs and wood products to the affected countries. The company believes that the continuing economic turmoil in many countries together with the seasonal slowness of the fourth quarter most likely will result in continuing weakness in pulp and paper markets for at least the next few months.

Significant Income Statement Line Item Changes for the Three Months Ended September 30, 1998

Net sales of $1.36 billion declined from $1.48 billion last year and $1.47 billion last quarter. Gross profit was $176 million, compared to $186 million last year and $187 million last quarter. Pre-tax income of $42 million compared to $30 million a year ago and $43 million last quarter. The declines in net sales and gross profit from last year and last quarter were mainly due to (i) the June 1, 1998 sale of the company's newsprint business, (ii) market-related outages at the company's Canton, North Carolina and Courtland, Alabama pulp and paper mills and (iii) lower prices for coated and uncoated free sheet papers and pulp, all of which more than offset improvements in the company's wood products operations. The improvement in pre-tax income from the year-ago quarter was primarily due to improved results for the company's wood products operations and lower selling, general and administrative expenses.

The aggregate cost of products sold declined from last year and last quarter, principally due to lower paper shipments resulting from the sale of the company's newsprint business.

Selling, general and administrative expenses declined from last year and last quarter. The declines were mainly due to the impact of stock price fluctuations on the value of stock-based compensation and corporate and sales staff reductions resulting from the company's profit-improvement program.

Interest and debt expense increased slightly from last year but declined from last quarter. The increase from last year was primarily due to increased debt associated with the January 1998 acquisition of Industria de Papel Arapoti S.A. ("Inpacel"), a coated groundwood papers company in Brazil, and its forestry affiliate. The decline from last quarter was principally due to the use of approximately $380 million of the cash proceeds from the June 1998 sale of the newsprint business to pay down commercial paper and short-term obligations.

Other (income) expense - net was approximately even with last year but declined from last quarter, mainly due to a $12 million gain last quarter from the sale of certain timberlands.

The effective tax rate for the third quarter of 1998 was approximately even with the prior quarter but was lower than the year-ago quarter. The decrease from last year was primarily due to the mix of earnings from the company's operations in North America and Brazil. The tax rate applicable to North American operations is higher than the Brazilian tax rate.

Year-to-Date Results

For the first nine months, the company reported net income of $82 million or $.85 per share, diluted, compared to a net loss of $28 million or $.30 per share a year ago.

Paper Segment

For the company's paper segment, third quarter operating income was $60 million. This compared to income of $72 million a year ago and $84 million last quarter. Total paper, packaging and pulp shipments were 1,325,000 tons in the third quarter, compared to 1,599,000 tons a year ago and 1,502,000 tons last quarter. The decline in shipments was primarily attributable to the sale of the company's newsprint business on June 1, 1998.

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

Operating income for the coated papers business improved from last year and was approximately even with last quarter. The improvement from last year was principally due to significantly higher prices for coated groundwood papers, which was partially offset by lower prices for coated free sheet papers and pulp and lower overall shipments. Compared to last quarter, lower prices for coated groundwood and free sheet papers and pulp were offset by the impact of scheduled maintenance outages during the second quarter at the Bucksport mill and the Quinnesec pulp mill. The average price for coated groundwood papers was $936 per ton in the third quarter of 1998, compared to $842 per ton last year and $958 per ton last quarter. The average price for coated free sheet papers was $863 per ton this quarter, compared to $907 per ton last year and $887 per ton last quarter. Prices for northern bleached hardwood kraft pulp declined from last year and last quarter. Shipments of all pulp and paper grades for the coated papers business were 328,000 tons, compared to 355,000 tons last year and 340,000 tons last quarter. Early in the fourth quarter, prices for all pulp and paper grades continued to weaken.

The operating loss for the uncoated papers business represented a decline from the modest operating income of last year and the slight operating income of last quarter. The declines were mainly due to lower prices for uncoated free sheet papers and the impact of a market-related outage at the Courtland mill. The average price for domestic uncoated free sheet papers, the principal product of the uncoated papers business, of $615 per ton in the third quarter of this year declined from $685 per ton in the third quarter of 1997 and $669 per ton last quarter. The average price for coated free sheet papers produced at the Courtland mill of $768 per ton this quarter declined from $835 per ton a year ago and $791 per ton last quarter. The average price for southern market kraft pulp of $346 per ton in the third quarter of this year declined from $414 per ton in the third quarter of 1997 and $380 per ton last quarter. Shipments of all pulp and paper grades for the uncoated papers business were 393,000 tons, compared to 410,000 tons last year and 391,000 tons last quarter. Prices for all pulp and paper grades continued to decline early in the fourth quarter. In order to reduce inventory levels resulting from weak markets, the company plans to reduce production in the fourth quarter by approximately 9,000 tons of pulp and 7,000 tons of uncoated free sheet papers.

The approximately break-even results for the kraft papers business were about the same as last year but declined significantly from the operating income of last quarter. Compared to the year-ago quarter, prices were higher for linerboard and lower for kraft papers. The decline from last quarter was primarily due to lower prices and shipments for kraft papers and linerboard. Shipments of all grades of 125,000 tons declined slightly from last year and last quarter. Prices for kraft paper and linerboard continued to decline early in the fourth quarter. A maintenance outage is scheduled at Roanoke Rapids in the fourth quarter.

Operating income at the Brazilian subsidiary, Champion Papel e Celulose Ltda. ("CPC"), improved from last year and was approximately even with last quarter. The improvement from last year was principally due to the operating income from Inpacel this year and lower manufacturing costs. The overall average price for uncoated free sheet papers was $714 per ton this quarter, compared to $715 per ton last year and $700 per ton last quarter. The average price of coated groundwood papers for Inpacel was $847 per ton this quarter, compared to $905 per ton last quarter. Uncoated free sheet papers shipments of 99,000 tons were approximately even with last year and last quarter. Coated groundwood papers shipments of 39,000 tons this quarter declined from 43,000 tons last quarter.

Operating income for the market pulp operations at the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood"), declined from last year but improved from last quarter's approximately break-even results. The decline from last year was mainly due to the lower price of and lower shipments of northern bleached softwood kraft ("NBSK") pulp. The improvement from last quarter was primarily due to the impact of scheduled maintenance outages during the second quarter, which more than offset the lower price of NBSK pulp. The average price for NBSK pulp of (U.S.) $360 per ton this quarter declined from $440 per ton last year and $388 per ton last quarter. Shipments were 148,000 tons this quarter, compared to 167,000 tons last year and 143,000 tons last quarter. Early in the fourth quarter, pulp prices continued to weaken. In order to reduce inventory levels resulting from weak markets, the Hinton pulp mill took ten days of downtime in late October and early November, reducing production by approximately 14,000 tons.

For the operations to be divested by the company, including the newsprint business which was sold on June 1, 1998, the operating loss represented an improvement from the operating loss of last year but a decline from the operating income of last quarter. The improvement from last year was principally due to higher prices for coated and uncoated groundwood papers produced at the Deferiet mill and the operating loss last year at the newsprint business. The decline from last quarter was mainly due to lower prices for uncoated free sheet papers produced at the Canton mill, a market-related outage at the Canton mill and the operating profit last quarter at the newsprint business. Shipments of all grades were 226,000 tons this quarter, compared to 495,000 tons last year and 391,000 tons last quarter. Lower shipments this quarter were primarily attributable to the sale of the company's two newsprint mills, which had an annual capacity of 973,000 short tons of newsprint and specialty groundwood papers. Prices for all major grades continued to decline early in the fourth quarter.

Wood Products Segment

The company's wood products segment, which includes the wood-related operations of Weldwood and CPC, reported third quarter income from operations of $43 million, compared to $30 million a year ago and $17 million last quarter. The improvement from last year was due to higher lumber and plywood shipments, lower purchased wood costs in Canada and increased West Coast log sales, which more than offset lower lumber prices. The improvement from last quarter was primarily due to higher plywood prices, lower purchased wood costs in Canada and increased West Coast log sales, which more than offset lower lumber shipments.

For U.S. and Canadian operations overall, the average price for plywood was approximately even with last year and up 9% from last quarter. The average price for lumber was 14% lower than last year and approximately even with last quarter. Wood products shipments increased from last year but declined from last quarter. Weldwood took market-related downtime at its five sawmills and two plywood facilities in British Columbia during the third quarter. Early in the fourth quarter, prices for lumber and plywood weakened somewhat.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Brazil and Canada. Net sales to unaffiliated customers by CPC (including Inpacel) and Weldwood for the first nine months of 1998 were (U.S.) $337 million and $253 million, respectively, accounting for 8% and 6%, respectively, of consolidated net sales of the company. Pre-tax income and net income of CPC (including Inpacel) for the first nine months of 1998 were $56 million and $57 million, respectively, accounting for 51% and 70%, respectively, of consolidated pre-tax income and net income of the company. Weldwood recorded approximately break-even results for the first nine months of 1998.

In response to the economic turmoil in many countries, particularly in Asia, the government of Brazil has proposed stringent economic austerity measures intended to support the Brazilian currency and reduce the budget deficit. These actions include increases in interest rates and certain taxes and limitations on government spending. If implemented, the austerity measures could result in an economic slowdown in Brazil, with consequent adverse effects on the company's Brazilian operations. The company is not yet in a position to determine the extent of any such adverse effects on its Brazilian operations.

The company does not anticipate that the planned conversion to a common European currency, the euro, by eleven of the fifteen members of the European Union on January 1, 1999 will significantly impact the company's competitive position in Europe or require significant modifications to its business-information systems. For the first nine months of 1998, export sales to Europe not denominated in U.S. dollars, excluding the newsprint operations which were divested in June 1998, were less than 1% of consolidated net sales.

Labor Contracts

An eighteen-month extension of the existing labor contract was ratified at the Canton, North Carolina paper mill. The extension runs through February 2000.

At Weldwood, a new six-year labor contract is in effect at the joint venture pulp mill at Quesnel, British Columbia. Efforts to reach a new labor agreement continue at the Hinton, Alberta, pulp mill and wood products plant, which is presently operating under the terms of its expired contract.


Financial Condition

General

The company's current ratio was 1.7 to 1 at September 30, 1998, compared to 1.7 to 1 at June 30, 1998 and 1.4 to 1 at year-end 1997. Total debt to total capitalization was 45% at September 30, 1998, compared to 44% at June 30, 1998 and 45% at year-end 1997.

Significant Balance Sheet Line Item Changes for the Nine Months Ended September 30, 1998

Receivables - net decreased from December 31, 1997 principally due to lower prices for pulp and paper. Inventories increased from December 31, 1997 mainly due to decreased shipments of pulp and paper reflecting weak markets. Timber and timberlands increased from December 31, 1997 primarily due to the acquisition of Sunpine Forest Products Ltd. ("Sunpine"). The sale of the newsprint business on June 1, 1998 was the primary reason for the decreases from December 31, 1997 in property, plant and equipment and accumulated depreciation. Current installments of long-term debt decreased from year-end 1997 primarily due to the timing of payments. Accounts payable and accrued liabilities decreased from year-end 1997 mainly due to the timing of payments and the sale of the newsprint business. The acquisition of Inpacel and its forestry affiliate in January 1998 was the principal reason for the increase from December 31, 1997 in other liabilities and the decrease from December 31, 1997 in the deferred income tax liability. Effective January 1, 1998, the company changed the functional currency of its Brazilian operations to the Brazilian Real. As a result of this change, the company recorded a one-time balance sheet adjustment, increasing its deferred tax liability by $52 million with a corresponding increase in cumulative translation adjustment in shareholders' equity. The weakening of the Canadian and Brazilian currencies relative to the U.S. dollar resulted in a $82 million increase in cumulative translation adjustment from December 31, 1997 in shareholders' equity.

For a discussion of changes in long-term debt (including current installments) and cash and cash equivalents, see below.

Cash Flows Statement - General

In the first nine months of 1998, the company's net cash provided by operating activities and asset sales, principally the June 1998 sale of the company's newsprint operations, exceeded the requirements of its investing activities (principally capital expenditures and acquisitions). The excess, together with cash and cash equivalents, was used primarily to pay a portion of the company's long-term debt (including current installments). Cash and cash equivalents decreased by $15 million in the first nine months to a total of $260 million, $114 million of which was held by the company's Brazilian subsidiary. In the first nine months, net long-term and short-term debt payments were $463 million. Long-term debt (including current installments) and short-term borrowings in the aggregate decreased by $172 million, as the reduction in U.S. debt outstanding was partially offset by the $277 million of debt of Inpacel and $56 million of debt of Sunpine outstanding at the time of their acquisitions. Sunpine, whose operations are in Alberta, Canada, was acquired in September 1998. Its facilities include a sawmill, a lumber-treating operation, a veneer mill and a laminated veneer lumber plant. In addition, Sunpine is responsible for a forest management area of 1.5 million acres under license from the Province of Alberta.

In the first nine months of 1997, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and its financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents. Cash and cash equivalents decreased by $60 million to a total of $115 million.

Cash Flows Statement - Operating Activities

For the first nine months of 1998, net cash provided by operating activities of $416 million increased from $329 million a year ago. The increase was primarily due to net income this year compared to a net loss last year, a decrease in receivables this year, and lower income tax payments, partially offset by an increase in inventories this year and higher non-cash expenses for amortization and stock-based compensation last year.

Cash Flows Statement - Investing Activities

For the first nine months of 1998, net cash provided by investing activities of $80 million compared with net cash used in investing activities of $297 million a year ago. The improvement was mainly due to the sale of the company's newsprint operations for $459 million, which was partially offset by net cash payments of $104 million in connection with the acquisitions of Inpacel and Sunpine (as well as outstanding debt of $333 million and $49 million of other liabilities).

Cash Flows Statement - Financing Activities

For the first nine months of 1998, net cash used in financing activities of $510 million increased from $92 million a year ago, primarily due to significantly higher net payments of long-term debt (including current installments) this year.

At September 30, 1998 and June 30, 1998, the company had no U.S. commercial paper, current maturities of long-term debt and other short-term obligations classified as long-term debt, compared to $345 million at year-end 1997. At September 30, 1998, June 30, 1998 and December 31, 1997, no notes were outstanding under the company's U.S. bank lines of credit. Domestically, at September 30, 1998, the company had unused bank lines of credit of $1.2 billion. At September 30, 1998, Weldwood had unused bank lines of credit of (U.S.) $106 million.

The annual principal payment requirements under the terms of all long-term agreements for the period from October 1 through December 31, 1998 are $5 million and for the years 1999 through 2002 are $270 million, $239 million, $239 million and $39 million, respectively.

The company currently anticipates that capital spending will be $450 million or less in 1998.


Divestiture Program

In June 1998, the company sold its newsprint business, including related working capital, and its Texas recycling centers for $459 million. In September 1998, the company sold its tray plant in Belvidere, Illinois for $22.5 million. The company is continuing to actively pursue the sale of all of its timberlands in the States of New York and Vermont and part of its timberlands in the State of New Hampshire; its mill in Canton, North Carolina, including its liquid packaging business; its mill in Hamilton, Ohio; and its mill in Deferiet, New York.

Year 2000 Computer Issue

The company, as well as its customers and suppliers and the financial institutions and governmental entities with which it deals (collectively, "Third Parties"), utilize information systems that will be affected by the date change to the year 2000. Many of these systems, if not modified or replaced, will be unable to properly recognize and process date-sensitive information before, on and after January 1, 2000.

State of Readiness

In early 1996, the company organized a Year 2000 project team to assess the impact of the Year 2000 issue on its operations, develop plans to address the issue and implement compliance. The project team developed a company-wide, Year 2000 remediation plan which consists of a five-step process with respect to the company's own systems: (1) planning; (2) inventory (identification of systems that require reprogramming or replacement); (3) analysis (assessment of risks, identification of where failures may occur and development of solutions); (4) programming (remediation and/or replacement of non-compliant systems); and (5) testing. The project team also developed plans to seek information regarding and to assess the Year 2000 compliance status and remediation efforts of major Third Parties.

The company's information systems consist of business-information systems and process-control systems. The business-information systems support financial and administrative processes such as order entry, payroll, accounts payable and accounts receivable. The process-control systems are used primarily in manufacturing operations; they include information-technology systems as well as embedded technology, such as chips embedded in various machine components.

With respect to the business-information systems, the planning, inventory and analysis stages are completed and the programming and testing stages are substantially completed. The company expects to conclude the programming stage by the end of 1998 and to finish testing by mid-1999.

With respect to the process control-systems, the planning stage is completed and the inventory stage is virtually completed. The company expects to substantially conclude the analysis and programming stages by the end of 1998 and to complete those stages and conduct and finish testing by mid-1999. This schedule assumes timely assistance by the vendors of certain process- control systems in the remediation of such systems. The vendors of those systems that are essential to the company's operations have provided or agreed to provide such assistance.

The Year 2000 issue also will impact the information systems of Third Parties. The company, through meetings in some cases and written requests in others, is in the process of seeking to ascertain and assess the progress of major Third Parties in identifying and addressing problems with respect to the Year 2000 issue. Many of these Third Parties have indicated that they expect to successfully address the issue in timely fashion. Some others, however, have not yet provided information regarding their state of readiness or have provided responses deemed unsatisfactory by the company. The company will continue to seek and to assess information regarding Year 2000 compliance by major Third Parties.

No significant information technology projects have been deferred as a result of the company's Year 2000 program.

Estimated Cost of Remediation

The company currently estimates total expenditures of approximately $20 million, of which approximately $8 million had been expended as of September 30, 1998, to make the required Year 2000 modifications and replacements to its own systems. Approximately two-thirds of the estimated total cost is associated with the remediation and replacement of process-control systems. All modification and maintenance costs, including costs to replace embedded technology that does not significantly extend the life or improve the performance of the related asset, are expensed as incurred. Costs to purchase new hardware and software and to replace embedded technology that does significantly extend the life or improve the performance of the related asset are capitalized and depreciated over the assets' useful lives. All of these costs are being funded through internal cash flow. The estimated total cost does not include any expenditures that may be incurred in connection with the implementation of contingency plans, discussed below.

Most Reasonably Likely Worst-Case Scenario

The company currently believes that it will be able to modify or replace its own affected systems in timely fashion so as to minimize detrimental effects on its operations, subject to timely assistance by the vendors of certain process-control systems. The company has received written assurances regarding Year 2000 compliance from some, but not all, Third Parties with respect to their own systems and is not in a position to reliably predict whether Third Parties will experience remediation problems. If the company or major Third Parties fail to successfully address the Year 2000 issue, there could be a material adverse impact on the business and results of operations of the company. For example, while the company self-generates approximately 55% of its electrical power requirements, it purchases the balance from outside sources. If the electrical power grid is disrupted as the result of Year 2000 systems failures, the company might have to curtail production until the grid is restored.

The company has not determined the most reasonably likely worst-case scenario that would result from any failure by the company or Third Parties to resolve the Year 2000 issue. The company will consider this matter in connection with its development of contingency plans, discussed below. However, such a scenario could include a temporary curtailment or cessation of manufacturing operations at one or more of the company's facilities, with a resulting loss of production; safety and environmental exposures; a temporary inability on the part of the company to process orders and deliver finished products to customers on a timely basis; and, in the event of Year 2000 disruptions in the operations of the company's customers, increased inventory and receivable levels. If these various events were to occur, they would result in lower sales, earnings and cash flows. However, failure to meet critical milestones identified in company plans would provide advance notice and steps would be taken to prevent injuries to employees and others, to prevent environmental contamination and to minimize the loss of production.

Contingency Plans

To date, the company's Year 2000 efforts have been devoted primarily to the readiness program described above. The company has not yet developed contingency plans to address and mitigate the potential risks associated with the most reasonably likely worst-case scenario. The company expects to have such plans in place by mid-1999. Such plans may include, among other things, seeking alternative sources of supply, stockpiling raw materials and increasing inventory levels.

                                      * * *

The company's Year 2000 program is an ongoing process. Estimates of remediation costs and completion dates as well as projections of the possible effects of any non-compliance are subject to change.


The Environment

In September 1998, the United States Environmental Protection Agency (the "EPA") issued final regulations requiring a 60% reduction in Nitrogen Oxide (NOx) emissions in 22 states. By September 1999, the states are required to submit plans for reducing NOx emissions from industrial sources within those states by 2003. Six of the company's mills are located in the affected states. Based upon a preliminary review of the regulations, the company presently anticipates that it could incur capital expenditures of $20 million to $40 million over a multi-year period to comply with the regulations. Approximately one-third of the estimated costs are attributable to the Canton, North Carolina and Hamilton, Ohio mills, which the company has offered for sale. These estimated expenditures assume that the technology identified by the EPA is capable of achieving the NOx reductions projected by the EPA, which the company has not independently confirmed.


Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, which will be effective for the company beginning in the fiscal year 2000, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in each derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

The company has not yet quantified the anticipated impact on the financial statements of adopting the Statement. However, given the current level of the company's derivative and hedging activities, the impact is not expected to be material.

Forward-Looking Statements

Certain statements in this report that are neither reported financial results nor other historical information are forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to the risks and uncertainties that could cause actual results and company plans and objectives to differ materially from those expressed in the forward-looking statements. Such risks and uncertainties are discussed in the company's Annual Report on Form 10-K. Without limiting the generality of the foregoing, the disclosure in this report concerning the Year 2000 computer issue includes estimates of remediation costs and completion dates, projections of the possible effects of any non-compliance, possible contingency plans and other statements that are based on the company's current estimate of future events. All of these statements constitute forward-looking statements and are subject to risks and uncertainties including, but not limited to, the ability of the company to identify and remediate on a timely basis Year 2000 issues that affect its own systems; the availability of resources including, in particular, timely assistance by the vendors of certain process-control systems; and the ability of the company's suppliers and customers and other third parties with which it deals to identify and remediate on a timely basis Year 2000 issues that affect their systems.

                           PART II. OTHER INFORMATION

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

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



                                             Champion International Corporation
                                             ----------------------------------
                                                       (Registrant)



 Date:      November 12, 1998                             /s/ John M. Nimons
        ---------------------------                   --------------------------
                                                            (Signature)

                                                   John M. Nimons
                                                   Vice President and Controller


 Date:     November 12, 1998                             /s/ Kenwood C. Nichols
        ----------------------------                 ---------------------------
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


  10  -Amendment  dated  September 30, 1998 to Agreement  dated October
       18, 1990 between the Company and Mr. MacArthur.

  11  -Calculation  of Basic  Earnings  Per  Common  Share and  Diluted
       Earnings per Common Share (unaudited).

  27  -Financial Data Schedule (unaudited).