Form 10-K405
period 1998-12-31
CHAMPION INTERNATIONAL CORP
filed 1999-03-29
CIK 19150

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 1-3053

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

  THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 26, 1999 WAS APPROXIMATELY $3,534,000,000.

  AS OF FEBRUARY 26, 1999, 95,596,872 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

  PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV HEREOF. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS SCHEDULED TO BE HELD ON MAY 20, 1999 ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Champion International Corporation was incorporated under the laws of the State of New York on April 28, 1937. References to the "Company" include Champion International Corporation and its subsidiaries at December 31, 1998, unless the context otherwise requires.

     The Company is one of the leading domestic manufacturers of paper for business communications, commercial printing and publications. In addition, the Company has significant market pulp, plywood, lumber and wood chip manufacturing operations and owns or controls approximately 5,038,000 acres of timberlands in the United States (excluding the 300,000 acres of timberlands which the Company has agreed to sell, as discussed below). The Company's Canadian and Brazilian subsidiaries also own or control significant timber resources supporting their operations.

     The Company's business segments are North American pulp and paper, Brazilian pulp and paper, distribution and wood products. See Note 15 of "Notes to Financial Statements" on pages 44 and 45 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Company's 1998 Annual Report"), which Note is incorporated by reference herein, for information concerning the Company's business segments and operations in different geographic areas for 1996, 1997 and 1998.

     On October 7, 1997, the Company approved a plan to divest several non-strategic operations. As part of the divestiture, the Company offered for sale the Canton, North Carolina free sheet papers and bleached paperboard mill, the newsprint mills at Lufkin and Sheldon, Texas, the groundwood papers mill at Deferiet, New York and the premium free sheet papers mill at Hamilton, Ohio. Also offered for sale were the liquid packaging operation (the DairyPak unit) consisting of the Waynesville, North Carolina plant and six paperboard converting plants, the recycling business and 300,000 acres of timberlands. In 1998, the Company sold the Lufkin and Sheldon, Texas mills, one of the paperboard converting plants and a portion of the recycling business, and agreed to sell the 300,000 acres of timberlands. The remaining operations and assets to be divested are not included in the discussion under "North American Pulp and Paper" and "Timber Properties" below except as set forth under "North American Pulp and Paper - Operations to Be Divested" and "Timber Properties - Timberlands to Be Divested".


NORTH AMERICAN PULP AND PAPER

     The North American pulp and paper segment consists of the Company's domestic pulp and paper operations, excluding its distribution business, as well as the softwood market pulp operations at the Company's wholly owned Canadian subsidiary, Weldwood of Canada Limited ("Weldwood").

     See the "Paper Net Sales" table on page 24 of the Company's 1998 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the North American pulp and paper segment for 1996, 1997 and 1998.

                                UNCOATED PAPERS

     The uncoated papers business manufactures and sells uncoated free sheet papers, pulp and, to a lesser extent, coated free sheet papers. The principal manufacturing properties of this operation consist of integrated pulp and paper mills at Courtland, Alabama and Pensacola, Florida. As of December 31, 1998, these mills had an annual capacity of approximately 1,469,000 tons of pulp and 1,510,000 tons of free sheet papers.

     Most of the fiber requirements of the uncoated papers business is supplied by its own mills and approximately 5% of its fiber requirements in 1998 was purchased from third-party suppliers. In addition, approximately 10% of the pulp produced at the Courtland and Pensacola mills was sold in the open market in 1998.

     Papers produced by the uncoated papers business are used for computer forms, desktop printers, copier paper, envelope papers and a variety of commercially printed products. The uncoated papers business and the coated papers business jointly maintain 11 sales offices throughout the United States, as well as an order services office in Hamilton, Ohio, for the sale of their products to direct purchasers and through paper merchants and brokers. The uncoated papers business also has responsibility for the sale of uncoated free sheet papers distributed by the Company pursuant to an agreement with Asia Pacific Resources International Holdings Ltd.

     The Company leases substantial portions of the Courtland mill under 17 long-term net leases which expire between 2007 and 2029. Each of these leases provides for rental payments over its term sufficient to pay interest on and to retire the industrial development or pollution control revenue bonds issued in connection with the financing of the property subject to such lease. The Company is required to purchase, or has the option to purchase, the property subject to each such lease for a nominal sum at the time the related bonds are retired.


                                 COATED PAPERS

     The coated papers business manufactures and sells coated groundwood papers, coated free sheet papers, pulp and, to a lesser extent, uncoated groundwood papers. The manufacturing properties of this operation consist of integrated pulp and paper mills at Bucksport, Maine; Sartell, Minnesota; and Quinnesec, Michigan. As of December 31, 1998, these mills had an annual capacity of approximately 783,000 tons of pulp, 772,000 tons of groundwood papers and 314,000 tons of coated free sheet papers.

     A portion of the fiber requirements of the coated papers business is supplied by its own mills, a portion is supplied by other Company pulp mills, and approximately 31% of its fiber requirements in 1998 was purchased from third-party suppliers.

     The Company manufactures pulp for sale in the open market at the Quinnesec mill. In 1998, approximately 56% of the pulp production of this mill, or 234,000 tons, was sold in the open market. The balance was used in the production of paper at the Quinnesec mill and at other Company paper mills.

     The Company's coated and uncoated groundwood grades are used primarily for consumer magazines, direct mail catalogs, directories, textbooks and coupons. Coated free sheet papers are used in catalogs, magazines, textbooks, labels, annual reports and many other commercially printed products. Sales are made to direct purchasers and through paper merchants and brokers from the 11 sales offices and the order services office in Hamilton, Ohio jointly maintained with the uncoated papers business.

     The Company leases the building which houses one of the paper machines at the Sartell mill until 2008. Thereafter, the Company has options to renew the lease for five terms of five years each. The Company also has the option to purchase the building at its then-current market value at the end of the initial term in 2008 or thereafter at the end of each five-year renewal term.


                                     KRAFT

     The Company produces unbleached linerboard, kraft paper and pulp at its integrated pulp and paper mill at Roanoke Rapids, North Carolina. As of December 31, 1998, this mill had an annual capacity of approximately 500,000 tons of pulp, 381,000 tons of linerboard and 125,000 tons of kraft paper.

     All of this mill's pulp production is used at the mill. In addition, a portion of the fiber requirements of this mill is supplied by other Company pulp mills, and approximately 5% of its fiber requirements in 1998 was purchased from third-party suppliers.

     Unbleached linerboard is used for corrugated boxes, and kraft paper is used for multiwall and grocery bags. Sales are made to converters through three regional sales offices and an order services office in Roanoke Rapids, North Carolina.

                                     PULP

     For information concerning market pulp produced at the Courtland and Pensacola mills, see the section captioned "Uncoated Papers" above. For information concerning market pulp produced at the Quinnesec mill, see the section captioned "Coated Papers" above. Market pulp produced at these three mills is sold through the Company's headquarters in Stamford, Connecticut and a sales office in Appleton, Wisconsin.

     Weldwood manufactures bleached softwood kraft pulp at its mill in Hinton, Alberta, Canada. As of December 31, 1998, this mill had an annual capacity of approximately 463,000 tons. In 1998, approximately 18% of the mill's pulp production was used in the Company's own free sheet papers and groundwood papers mills. The balance was sold in the open market through the Company's headquarters in Stamford, Connecticut and a Company sales office in Appleton, Wisconsin. See "Employees" below regarding a strike-related shutdown of the Hinton mill.

     Cariboo Pulp & Paper Company, a joint venture owned equally by Weldwood and Daishowa-Marubeni International Limited, operates a bleached softwood kraft pulp mill in Quesnel, British Columbia, Canada. As of December 31, 1998, this mill had an annual capacity of approximately 377,000 tons. In 1998, approximately 20% of Weldwood's 50% share of the mill's pulp production was used in the Company's Hamilton, Ohio mill, which is to be divested. The balance of Weldwood's share was sold in the open market through the Company's headquarters in Stamford, Connecticut and a Company sales office in Appleton, Wisconsin.

     While certain of the Company's mills purchase pulp in the open market, the Company and Weldwood overall are net sellers of pulp. Excluding the operations to be divested, the Company and Weldwood in the aggregate in 1998 produced approximately 892,000 tons of pulp for sale to unaffiliated purchasers, while the Company used approximately 214,000 tons of pulp purchased from third-party suppliers, resulting in net market pulp of approximately 678,000 tons.

                           Operations to Be Divested

     The following is a description of the paper operations that have been offered for sale by the Company.

     The Canton, North Carolina integrated pulp and paper mill manufactures pulp and manufactures and sells uncoated free sheet papers and bleached paperboard. As of December 31, 1998, this mill had an annual capacity of approximately 499,000 tons of pulp and 514,000 tons of free sheet papers and bleached paperboard. In 1998, 65% of this operation's bleached paperboard production was used by the Company's DairyPak unit, which converts polyethylene-coated paperboard into milk and juice cartons. The balance either was sold to independent purchasers, primarily for conversion to cups, or was exported.

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

     The Deferiet, New York integrated pulp and paper mill manufactures pulp and manufactures and sells coated and uncoated groundwood papers. As of December 31, 1998, this mill had an annual capacity of approximately 103,000 tons of pulp and 230,000 tons of groundwood papers.

     The Hamilton, Ohio paper mill manufactures and sells premium free sheet papers. As of December 31, 1998, this mill had an annual capacity of approximately 134,000 tons of free sheet papers.

BRAZILIAN PULP AND PAPER

     The Brazilian pulp and paper segment consists primarily of the pulp and paper operations of the Company's wholly owned Brazilian subsidiary, Champion Papel e Celulose Ltda. ("Champion Papel"). In addition, the segment includes Champion Papel's wood-related operations.

     See the "Paper Net Sales" table on page 24 of the Company's 1998 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the Brazilian pulp and paper segment for 1996, 1997 and 1998.

     Champion Papel is a major integrated manufacturer of uncoated free sheet papers, coated groundwood papers and pulp in Brazil. As of December 31, 1998, its two mills had an annual capacity of approximately 402,000 tons of uncoated free sheet papers, 188,000 tons of coated groundwood papers and 412,000 tons of pulp. In addition to being a leading supplier of free sheet and groundwood papers in Brazil, Champion Papel exports a substantial portion of its paper production.

     As of December 31, 1998, Champion Papel had approximate annual capacities of 700,000 tons of softwood chips, most of which is exported to Europe and Japan, and 8 million board feet of softwood lumber.

     For information concerning timberlands owned or controlled by Champion Papel, see the section captioned "Timber Properties" below.


DISTRIBUTION

     Nationwide Papers, a unit of the Company, is a distributor of paper, paper products and industrial products. Its marketing operations are carried out through 31 sales offices and 27 distribution centers in 20 states. At three of the centers, Nationwide Papers converts rolls of bleached paperboard and coated and uncoated papers into sheets. In 1998, approximately 70% of its sales were attributable to merchandise purchased from numerous manufacturers other than the Company. However, Nationwide Papers is not dependent on any single supplier for such merchandise.

     This business has responsibility for the sale of uncoated free sheet papers, designed for use in laser jet printers, manufactured and distributed by the Company pursuant to an agreement with Hewlett-Packard Company. This agreement grants the Company a license to use certain Hewlett-Packard trademarks in North America, Central America, South America, Europe, Africa and the Middle East in connection with the sale of these papers.


WOOD PRODUCTS

     The Company is a major producer of softwood plywood and softwood lumber. The Company's wood products business is conducted through its domestic wood products operations and through the wood products operations of Weldwood.

     The principal wood products manufacturing facilities operated by the Company are summarized under Item 2 of this Report. As of December 31, 1998, the Company's domestic wood products operations had approximate annual capacities of 945 million square feet (3/8" basis) of softwood plywood and 485 million board feet of softwood lumber. As of December 31, 1998, Weldwood had approximate annual capacities of 370 million square feet (3/8" basis) of softwood plywood and 1,077 million board feet of softwood lumber. In addition, with the September 1998 purchase of Sunpine Forest Products Ltd. ("Sunpine"), Weldwood acquired a laminated-veneer lumber ("LVL") plant with an approximate annual capacity of 2.6 million cubic feet of LVL. Sunpine also owns a softwood lumber mill with an approximate annual capacity of 200 million board feet of softwood lumber (which is included in the Weldwood softwood lumber capacity amount above), a lumber-treating operation and a veneer mill.

     The Company sells lumber and plywood through one sales office to wholesalers, dealers, industrial users and retailers. Weldwood exports a significant amount of lumber and plywood and also sells such products and LVL through two sales offices to wholesalers (including a 50%-owned building materials distribution company), industrial users and retailers throughout North America.

     See the "Wood Products Net Sales" table on page 26 of the Company's 1998 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the wood products segment for 1996, 1997 and 1998.


TIMBER PROPERTIES

     The Company owns 4,577,804 acres and controls 460,192 acres of timberlands in the United States. The Company's owned and controlled timberlands contain in the aggregate approximately 18,440,000 cunits (one cunit equals one hundred cubic feet of solid wood) of merchantable sawtimber and approximately 39,435,000 cunits of pulpwood. In 1998, the Company harvested approximately 36% of its domestic fiber requirements from its owned and controlled timberlands. A portion of the fiber harvested by the Company is sold in the domestic open market and in the export market.

     Broken down by region, the Company's domestic timber acreage and volume are as follows: In the State of Washington, the Company owns 298,699 acres and controls 306 acres of timberlands. These timberlands contain in the aggregate approximately 7,609,000 cunits of merchantable sawtimber and approximately 1,395,000 cunits of pulpwood. In the South, primarily in Texas, North Carolina, South Carolina, Alabama, Georgia, Florida, Tennessee and Virginia, the Company owns 2,587,146 acres and controls 437,680 acres of timberlands containing in the aggregate approximately 5,182,000 cunits of merchantable sawtimber and approximately 23,301,000 cunits of pulpwood. The Company owns 1,691,959 acres and controls 22,206 acres of timberlands in the North, primarily in Maine, Michigan, Minnesota, New Hampshire and Wisconsin. These timberlands contain in the aggregate approximately 5,649,000 cunits of merchantable sawtimber and approximately 14,739,000 cunits of pulpwood.

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

     Supplementing the Company's domestic timberlands are its several seed orchards and nursery operations. These facilities will enable the Company to produce most of the trees which it plans to plant in the United States in the future, including the approximately 65 million trees planned for planting in 1999.

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

     In British Columbia, Canada, Weldwood has rights to harvest approximately 547,000 cunits of merchantable sawtimber annually from long-term licenses and, during the balance of the current terms of such licenses, has rights to harvest an aggregate of approximately 8,365,000 cunits.

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

     Also in Alberta, Canada, with the September 1998 purchase of Sunpine, Weldwood acquired cutting rights through July 23, 2012 with respect to approximately 1,591,000 acres of timberlands pursuant to an agreement with the Provincial Government of Alberta. This agreement is renewable at Weldwood's option, subject to Provincial Government approval, for successive 20-year periods as long as the laminated-veneer lumber plant remains in operation. Weldwood has the right to harvest approximately 251,000 cunits of merchantable sawtimber and pulpwood annually under this agreement.

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

     Champion Papel owns or controls 1,511,683 acres of timberlands and savannah in Brazil. The owned or controlled acreage includes 1,051,454 acres in the State of Amapa, of which 189,567 acres are pine and eucalyptus plantations. Champion Papel expects to plant additional eucalyptus and pine trees on its land in Amapa until approximately 36% of such land is planted, with 50% legally required to be left undisturbed, leaving the balance for natural features and improvements. In the State of Parana, Champion Papel owns 131,801 acres, of which 20% is legally required to be left undisturbed and an additional 20% will be left for natural features and improvements. In the State of Sao Paulo, Champion Papel owns or controls 117,590 acres, of which 20% is legally required to be left undisturbed and an additional 6% will be left for natural features and improvements. In the State of Mato Grosso do Sul, Champion Papel owns or controls 210,838 acres, of which 20% is legally required to be left undisturbed and an additional 8% will be left for natural features and improvements.

     Certain of the Company's land holdings have a value substantially in excess of that of land primarily used for fiber supply purposes. The Company has sold or contributed to its wholly owned real estate subsidiaries, net of land repurchased by the Company, an aggregate of approximately 319,000 acres of such land. These subsidiaries have sold approximately 259,000 acres, of which approximately 16,000 acres were sold during 1998, for residential, recreational, commercial or industrial purposes. The balance is being held for similar sale or long-term appreciation. A substantial portion of the land held by the Company's real estate subsidiaries is located in Texas, Florida, Michigan, Minnesota and North Carolina.


                          TIMBERLANDS TO BE DIVESTED

   The Company has offered for sale approximately 300,000 acres of timberlands located in New York, Vermont and New Hampshire. These timberlands contain in the aggregate approximately 1,000,000 cunits of merchantable sawtimber and approximately 3,980,000 cunits of pulpwood. On December 9, 1998, the Company announced that it had entered into an agreement to sell these timberlands to The Conservation Fund. The sale is expected to be completed by mid-1999.


MINERAL, OIL AND GAS RESOURCES

     The Company owns or controls various mineral, oil and gas rights with respect to approximately half of the timberlands owned or controlled by the Company in the United States. The Company has conducted a general review of its domestic mineral, oil and gas rights and presently is not aware of any significant reserves or deposits except as discussed below.

     The Company has oil and gas interests in fields located in Florida, Alabama, Texas, Louisiana and Mississippi. Drilling operations are conducted by others pursuant to leases and other agreements with the Company. The Company estimates that proved reserves attributable to the Company's interests in such fields aggregated approximately 1,500,000 barrels of oil and 4,000,000 Mcf (thousand cubic feet) of natural gas as of December 31, 1998. The Company's share of production from such fields was approximately 265,000 barrels of oil, 674,000 Mcf of natural gas and 3,000,000 gallons of gas products in 1998.

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

CAPITAL PROGRAM

     The Company presently anticipates that capital spending, including contract timber, reforestation and capitalized interest, will be approximately $490 million in 1999, a significant portion of which will be devoted to incremental improvements, routine capital replacements and environmental compliance.

     In 1998, the Company completed a project to modernize the No. 5 paper machine at the Bucksport, Maine mill. The total project cost was approximately $34 million.

     In 1998, the Company completed an alkaline-conversion project and a project to modernize the No. 5 paper machine at the Pensacola, Florida mill. The total cost of these projects was approximately $40 million.

     In 1997, the Company began an alkaline-conversion project and various environmental improvement projects at the Courtland, Alabama mill. These projects are expected to be completed in 1999 at a total cost of approximately $103 million, of which approximately $83 million had been expended as of December 31, 1998.

     In 1998, various pre-construction activities began with respect to a gas-fired turbine cogeneration project at the Bucksport, Maine mill. The Company will own 28% of the project, which is expected to be completed in 2000 at a cost of approximately $110 million (the Company's share of which will be approximately $31 million). Approximately $12 million had been expended as of December 31, 1998, with approximately $55 million expected to be expended in 1999. The Company's 28% share of the expected 1999 expenditures is not included in the Company's anticipated 1999 capital expenditures amount set forth above.

     In 1999, the Company will begin a project to modernize the No. 3 paper machine at the Sartell, Minnesota mill. The project is expected to be completed in 2000 at a cost of approximately $47 million, of which approximately $34 million will be expended in 1999.

     In 1999, the Company will begin an alkaline-conversion project and various production improvement projects at the Mogi Guacu, Brazil mill. These projects are expected to be completed in 2000 at a cost of approximately $49 million, of which approximately $33 million will be expended in 1999.

     The Company has under consideration the possible establishment of a new chipping operation in the State of Amapa, Brazil and the possible construction of a pulp and paper mill at Tres Lagoas, Brazil. Approximately $275 million had been expended as of December 31, 1998 in connection with these projects, including land acquisition and reforestation. Approximately $22 million is expected to be expended in 1999 for these projects.


COMPETITION

     The Company's products are pulp, paper and wood products. The markets in which the Company sells its products are highly competitive. The Company faces numerous competitors within the forest products industry in each of its major markets and also competes with suppliers of milk and juice cartons and kraft paper substitutes made from plastics. Competition in all markets is based primarily on price. The Company is one of the largest domestic producers and suppliers of coated and uncoated free sheet and groundwood papers, milk and juice cartons, and hardwood market pulp. Weldwood is one of the largest producers of lumber and softwood market pulp in Canada. Champion Papel is the largest producer and supplier of coated groundwood papers in Brazil and one of the largest producers and suppliers of uncoated free sheet papers in Brazil.


FOREIGN OPERATIONS

     For information concerning sales and income of the Company's foreign subsidiaries and the risks associated with the Company's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in Item 7 of this Report from the Company's 1998 Annual Report.


EMPLOYEES

     The Company had 21,137 employees at December 31, 1998. Of these, 14,264 were domestic employees, 54% of whom were covered by contracts with labor unions. Overall, 63% of the Company's employees were covered by contracts with labor unions.

     Union contracts relating to the Deferiet, New York groundwood papers mill, which is among the facilities to be divested by the Company, and the Roanoke Rapids, North Carolina kraft mill, will expire on June 1, 1999 and August 31, 1999, respectively. Union contracts covering other domestic operations will expire as follows: 2000 - the Canton, North Carolina free sheet papers and bleached paperboard mill, the Bucksport, Maine and Sartell, Minnesota groundwood papers mills and the Florida and Georgia wood products operations; 2001 - the Pensacola, Florida free sheet papers mill and the Hamilton, Ohio premium free sheet papers mill; 2002 - the Courtland, Alabama free sheet papers mill and a Maine wood products operation; 2005 - a Maine wood products operation.

     The Quinnesec, Michigan mill is a non-union facility.

     At Weldwood, union contracts covering the wood products facilities, except the Hinton, Alberta plant, will expire in 2000. The union contract covering the joint venture pulp mill at Quesnel, British Columbia will expire in 2003. Labor agreements covering the Hinton, Alberta pulp mill and wood products plant have expired. On March 19, 1999, the union representing the employees at those facilities informed Weldwood of its intention to strike those facilities beginning on March 22. As a result, on March 20, Weldwood began a shutdown of those facilities. On March 22, the union struck the facilities and Weldwood completed the shutdown. The impact on the Company of the shutdown will depend primarily on its duration as well as the market for softwood kraft pulp and softwood lumber.

     The labor contracts which cover the Company's various operations in Brazil are renegotiated each year.


THE ENVIRONMENT

     For information regarding environmental capital expenditures, hazardous substance cleanup and other environmental matters affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in Item 7 of this Report from the Company's 1998 Annual Report.

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


Item 2.  PROPERTIES

     In 1998, the Company's domestic and foreign manufacturing facilities operated at 97% of capacity in the North American and Brazilian pulp and paper segments and at 96% of capacity in the wood products segment. Production curtailments in the Company's North American and Brazilian pulp and paper segments were attributable primarily to weak market conditions and scheduled maintenance. Production curtailments in the wood products segment were attributable primarily to weak market conditions and quotas relating to the export of Canadian wood products to the United States.

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


NORTH AMERICAN PULP AND PAPER

                                UNCOATED PAPERS

     (a)  Integrated pulp and free sheet papers mills:

          (i)   Courtland, Alabama/1/;
          (ii) Canton, North Carolina (which the Company has offered for sale as discussed in Item 1 in the section captioned "North American Pulp and Paper"); and
          (iii) Pensacola, Florida.

     (b) The Company operates a plant in Waynesville, North Carolina (which the Company has offered for sale as discussed in Item 1 in the section captioned "North American Pulp and Paper") which applies polyethylene coating to bleached paperboard produced at the Canton, North Carolina mill and which also converts roll stock into cutsize paper.

     (c) The Company operates five plants which convert polyethylene-coated paperboard into milk and juice cartons (all of which the Company has offered for sale as discussed in Item 1 in the section captioned "North American Pulp and Paper"). All of these plants are located in the United States/2/.


                                 COATED PAPERS

     (d)  Integrated pulp and groundwood papers mills:

          (i)   Bucksport, Maine;
          (ii)  Sartell, Minnesota/3/; and

_________________________
/1/ For Courtland, Alabama mill lease information, see Item 1 - "North American
    Pulp and Paper" of this Report.
/2/ For lease information regarding one of these plants, located in Athens,
    Georgia, see Item 1 - "North American Pulp  and Paper" of this Report.
/3/ For Sartell, Minnesota mill lease information, see Item 1 - "North American
    Pulp and Paper" of this Report.

          (iii) Deferiet, New York (which the Company has offered for sale as discussed in Item 1 in the section captioned "North American Pulp and Paper").

     (e) The Company operates an integrated pulp and free sheet papers mill in Quinnesec, Michigan.

                                     KRAFT

     (f) The Company operates an integrated pulp, linerboard and kraft papers mill in Roanoke Rapids, North Carolina.

                                PREMIUM PAPERS

     (g) The Company operates a premium free sheet papers mill in Hamilton, Ohio (which the Company has offered for sale as discussed in Item 1 in the section captioned "North American Pulp and Paper").

                                     PULP

     (h) Market pulp is produced at the Company's free sheet papers mills in Pensacola, Florida, Courtland, Alabama and Quinnesec, Michigan.

     (i) Weldwood operates a pulp mill in Hinton, Alberta, Canada and owns 50% of a joint venture which operates a pulp mill in Quesnel, British Columbia, Canada.

BRAZILIAN PULP AND PAPER

     (a) Champion Papel operates an integrated pulp and free sheet papers mill at Mogi Guacu, Brazil.

     (b) Inpacel, a wholly owned subsidiary of Champion Papel, operates an integrated pulp and groundwood papers mill in Arapoti, Brazil.

     (c) Champion Papel, through a wholly owned subsidiary, operates a wood chipping operation and a softwood lumber mill in Brazil.


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

     (e) Sunpine, a wholly owned subsidiary of Weldwood, operates a softwood lumber mill, a lumber-treating operation and a veneer mill in Canada.

     (f) Decker Lake Forest Products Limited, a subsidiary in which Weldwood has an indirect 58% interest, operates a softwood lumber mill in Canada.

     (g) Each of Babine Forest Products Company and Houston Forest Products Company, joint ventures in which Weldwood has an interest, operates a mill for the production of softwood lumber in Canada. One of these mills is located on leased land.

     (h)  Sunpine operates an LVL plant in Canada.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT/1/

     L. Scott Barnard (age 56) is an Executive Vice President of the Company, a position which he has held since August 1992. He has responsibility for the Company's distribution business, pulp sales and international sales. From September 1996 to April 1998, he had responsibility for the Company's pulp and paper sales. From February 1989 to September 1996, he had responsibility for sales and marketing for the printing and writing papers and publication papers businesses.

     Stephen B. Brown (age 59) is Senior Vice President and General Counsel of the Company, a position which he has held since January 1997. From April 1983 to December 1996, he was Vice President-Senior Counsel.

     Mark V. Childers (age 46) is an Executive Vice President of the Company, a position which he has held since April 1998. He heads the forest products unit, which consists of domestic timberlands operations and the domestic wood products business. From August 1992 to April 1998, he was Senior Vice President-Organizational Development and Human Resources of the Company.

     Michael P. Corey (age 55) is a Senior Vice President of the Company, a position which he has held since February 1997. He has responsibility for marketing, strategic planning, corporate analysis, acquisitions and divestitures, mineral resources and the Company's real estate subsidiaries. From December 1984 to February 1997, he was Vice President-Corporate Analysis.

     Richard J. Diforio, Jr. (age 63) is a Senior Vice President of the Company, a position which he has held since November 1992. He has responsibility for environmental, health and safety affairs.

     Thomas L. Griffin (age 56) is an Executive Vice President of the Company, a position which he has held since April 1998. He heads the coated papers and kraft papers businesses. From October 1996 to April 1998, he was Vice President-General Manufacturing Manager of the free sheet papers business. From July 1995 to September 1996, he was Vice President-Manufacturing of the publication papers business. From February 1991 to June 1995, he was Vice President-Operations Manager of the Company's Deferiet, New York mill.

     Kenwood C. Nichols (age 59) is Vice Chairman and Executive Officer and a director of the Company. He was elected Executive Officer in 1996. Since August 1989, he has served as Vice Chairman and a director.

     Richard E. Olson (age 61) is Chairman of the Board of Directors and Chief Executive Officer of the Company, positions which he has held since 1996. From December 1987 to 1996, he was an Executive Vice President of the Company, with responsibility for engineering, technology, manufacturing support and major projects.

________________________
/1/ The term of office for each executive officer expires at the Annual Meeting of the Board of Directors of the Company scheduled to be held on May 20, 1999.

     Richard L. Porterfield (age 52) is an Executive Vice President of the Company, a position which he has held since August 1992. He heads the uncoated papers business. From August 1992 to April 1998, he had responsibility for the forest products unit.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company had 15,070 record holders of its Common Stock as of February 26, 1999.

     The Company's Common Stock is traded on the New York Stock Exchange.

     Restrictions on the ability of the Company to pay cash dividends are included in several of the Company's debt instruments and the Company's Restated Certificate of Incorporation. At December 31, 1998, the most restrictive of these limitations required the Company to maintain tangible net worth (as defined below) of at least $2.2 billion. As a result of this requirement, such amount is unavailable for the payment of dividends. Approximately $869 million of tangible net worth at December 31, 1998 was free of such restrictions. Tangible net worth is defined as shareholders' equity minus goodwill, unamortized debt discount and other like intangibles, all determined on a consolidated basis for the Company.

     For information concerning the high and low sales prices of the Company's Common Stock for each quarterly period during the last two years and the amount of dividends paid on the Company's Common Stock in each quarterly period during the last two years, see the section on page 62 of the Company's 1998 Annual Report captioned "Common Stock Prices and Dividends Paid". Said section is incorporated by reference herein.

Item 6.  SELECTED FINANCIAL DATA

     There is incorporated by reference herein the table on pages 58 and 59 of the Company's 1998 Annual Report captioned "Eleven-Year Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There is incorporated by reference herein the section on pages 49 to 57 of the Company's 1998 Annual Report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     There is incorporated by reference herein the third, fourth, fifth, sixth and seventh sentences of the fourth paragraph of "Employees" under Item 1 of this Report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There is incorporated by reference herein the section on page 57 of the Company's 1998 Annual Report captioned "Financial Market Risk".

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is incorporated by reference herein the sections of the Company's 1998 Annual Report captioned "Consolidated Statement of Income", "Consolidated Balance Sheet", "Consolidated Cash Flows", "Consolidated Retained Earnings", "Consolidated Statement of Comprehensive Income", "Notes to Financial Statements" and "Report of Independent Public Accountants", which sections are on pages 29, 30, 31, 32, 32, 33 to 47 and 48, respectively, of the Company's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the section captioned "Executive Officers of the Registrant" under Part I of this Report for information concerning the Company's executive officers.

     For information concerning the directors of the Company, see the sections captioned "The Board of Directors-The Nominees", "Information on the Nominees and Directors", and "Committees" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 1999 (the "Company's 1999 Proxy Statement"). Said sections are incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated by reference herein from the Company's 1999 Proxy Statement the sections therein captioned "The Board of Directors-Directors' Compensation", and "Executive Compensation-Compensation Committee Interlocks and Insider Participation", "Summary Compensation Table", "Option Grant Table", "Option/SAR Exercise and Year-End Values Table", "Long-Term Incentive Plan Awards Table", "Pension Plan Table" and "Employment and Severance Agreements".

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated by reference herein from the Company's 1999 Proxy Statement the sections therein captioned "Principal Shareholders" and "Stock Ownership by Directors, Nominees and Executive Officers".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference herein from the Company's 1999 Proxy Statement the section therein captioned "Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Champion International Corporation and Subsidiaries, Notes to Financial Statements and Report of Independent Public Accountants are incorporated by reference herein from the Company's 1998 Annual Report:

                                                                                CAPTION IN COMPANY'S
              DESCRIPTION                                                  1998 ANNUAL REPORT (PAGE NUMBER)
              -----------                                                  --------------------------------
Consolidated Statements of Income for each of the
  three years in the period ended December 31, 1998...................     Consolidated Statement of Income (page 29)

Consolidated Balance Sheets at December 31, 1998 and 1997.............     Consolidated Balance Sheet (page 30)

Consolidated Statements of Cash Flows for each of
  the three years in the period ended December 31, 1998...............     Consolidated Cash Flows (page 31)

Consolidated Statements of Retained Earnings for each of
  the three years in the period ended December 31, 1998...............     Consolidated Retained Earnings (page 32)

Consolidated Statements of Comprehensive Income for each..............     Consolidated Statement of
  of the three years in the period ended December 31, 1998............     Comprehensive Income (page 32)

Notes to Financial Statements.........................................     Notes to Financial Statements (pages 33 to 47)

Report of Independent Public Accountants with
  respect to the financial statements listed above....................     Report of Independent Public Accountants (page 48)


     (b) FINANCIAL STATEMENT SCHEDULES. All Financial Statement Schedules have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements or Notes to Financial Statements listed under section (a) of this Item 14.

     (c) EXHIBITS. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.28, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.

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

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

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

  +10.5 Amendment dated as of January 1, 1994 to Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-
                         3053).

   +10.6 Champion International Corporation Nonqualified Supplemental Savings Plan (filed by incorporation by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

  +10.7 Champion International Corporation Management Incentive Deferral Plan (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-
                         3053).

  +10.8 Form of Restricted Stock Unit Grant Letter dated February 18, 1997 (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-
                         3053).

  +10.9 Champion International Corporation 1997 Incentive Compensation Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-
                         3053).

  +10.10 Champion International Corporation 1997 Performance Share Plan (filed by incorporation by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

   +10.11 Agreement dated as of September 18, 1997 between the Company and Mr. Olson providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-3053).

   +10.12 Agreement Relating to Legal Expenses dated September 18, 1997 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-3053).

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

  +10.15 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-
                         3053).

   +10.16 Agreement dated as of October 18, 1990 between the Company and Mr. Barnard providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-
                         3053).

   +10.17 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Barnard providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

   +10.18 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Barnard (filed by incorporation by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-
                         3053).

   +10.19 Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-
                         3053).

   +10.20 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Porterfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

   +10.21 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield (filed by incorporation by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-
                         3053).

   +10.22 Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut securing certain payments under the contracts listed as Exhibit numbers 10.11 through 10.21, among others, following a change in control of the Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

   +10.23 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank of Connecticut (filed by incorporation by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

   +10.24 Champion International Corporation Executive Life Insurance Plan (filed by incorpor-ation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-
                         3053).

   +10.25 Amendment dated as of January 1, 1994 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

   +10.26 Second amendment dated as of July 17, 1996 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-3053).

   +10.27 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   +10.28 Compensation Plan for Non-Employee Directors (filed by incorporation by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

   *11 Schedule showing calculation of basic earnings per common share and diluted earnings per common share.

   *13 Portions of the Company's 1998 Annual Report which are specifically incorporated by reference herein.

   *21                   List of significant subsidiaries of the Company.

   *23.1 Opinion and Consent of the Senior Vice President and General Counsel of the Company.

   *23.2                 Consent of Arthur Andersen LLP.

   *24 Power of Attorney relating to the execution and filing of this Annual Report on Form 10-K and all amendments hereto.

   *27                   Financial Data Schedule.

     (d) REPORTS ON FORM 8-K. No Reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

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

     Without limiting the generality of the foregoing, the disclosure incorporated by reference in this Report concerning the Year 2000 computer issue includes estimates of remediation costs and completion dates, projections of the possible effects of any non-compliance, possible contingency plans and other statements that are based on the Company's current estimate of future events. All of these statements constitute forward-looking statements and are subject to risks and uncertainties including, but not limited to, the ability of the Company to identify and remediate on a timely basis Year 2000 issues that affect its own systems; the availability of resources including, in particular, timely assistance by the vendors of certain process-control systems; and the ability of the Company's suppliers and customers and other third parties with which it deals to identify and remediate on a timely basis Year 2000 issues that affect their systems.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 29TH DAY OF MARCH, 1999.


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


     Signature                      TITLE                     DATE
     ---------                      -----                     ----

                         Chairman of the Board,
                         Chief Executive Officer
                         and Director (Principal
   Richard E. Olson*     Executive Officer)                March 29, 1999
-----------------------
   (RICHARD E. OLSON)

                         Vice Chairman and Executive
                         Officer and Director (Principal
   Kenwood C. Nichols*   Accounting Officer)               March 29, 1999
-----------------------
   (KENWOOD C. NICHOLS)

                         Vice President-Finance
                         and Treasurer (Principal
   Thomas L. Hart*       Financial Officer)                March 29, 1999
-----------------------
   (THOMAS L. HART)


   Lawrence A. Bossidy*  Director                           March 29, 1999
-----------------------
   (LAWRENCE A. BOSSIDY)


   Robert A. Charpie*    Director                           March 29, 1999
-----------------------
   (ROBERT A. CHARPIE)


   H. Corbin Day*        Director                           March 29, 1999
-----------------------
   (H. CORBIN DAY)


   Alice F. Emerson*     Director                           March 29, 1999
-----------------------
   (ALICE F. EMERSON)


   Allan E. Gotlieb*     Director                            March 29, 1999
-----------------------
   (ALLAN E. GOTLIEB)

     Signature                          TITLE               DATE
     ---------                          -----               ----

    Henrique de Campos Meirelles*       Director            March 29, 1999
---------------------------------
    (HENRIQUE DE CAMPOS MEIRELLES)


    Walter V. Shipley*                  Director            March 29, 1999
---------------------------------
    (WALTER V. SHIPLEY)


   Richard E. Walton*                   Director            March 29, 1999
---------------------------------
   (RICHARD E. WALTON)


*By /s/ Lawrence A. Fox                                     March 29, 1999
---------------------------------
        (LAWRENCE A. FOX)



     A POWER OF ATTORNEY AUTHORIZING STEPHEN B. BROWN, LAWRENCE A. FOX AND RICHARD E. OLSON AND EACH OF THEM TO SIGN THIS REPORT AND ALL AMENDMENTS HERETO AS ATTORNEYS-IN-FACT FOR OFFICERS AND DIRECTORS OF THE REGISTRANT IS FILED AS
EXHIBIT 24 HERETO.