Form 10-Q
period 1999-03-31
CHAMPION INTERNATIONAL CORP
filed 1999-05-17
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

------
  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------
                             EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1999
                                 ---------------------------------------------

                                              OR

------
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
               SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                    -------------------------------------------

Commission File Number                           1-3053
                       --------------------------------------------------------

                      Champion International Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New York                                   13-1427390
--------------------------------------------       ---------------------------
State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization                            Identification No.)

                One Champion Plaza, Stamford, Connecticut 06921
------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X            No
                               --------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at April 30, 1999
-----------------------------------        -------------------------------------
  Common stock, $.50 par value                           95,737,185

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements.
------------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                        (in millions, except per share)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    1999                1998
                                                                              -----------------   -----------------
  Net Sales                                                                           $1,274.6            $1,477.0

  Costs and Expenses
        Cost of products sold                                                          1,130.5             1,292.5
        Selling, general and administrative expenses                                      83.6                93.9
        Interest and debt expenses                                                        62.8                67.4
        Other (income) expense - net (Note 2)                                            (43.1)               (1.9)
                                                                              -----------------   -----------------
  Total costs and expenses                                                             1,233.8             1,451.9

  Income Before Income Taxes                                                              40.8                25.1

  Income Taxes (Benefit)                                                                  (0.8)                6.1
                                                                              -----------------   -----------------

  Net Income                                                                              41.6              $ 19.0
                                                                              =================   =================


  Average Number of Common Shares Outstanding                                             95.6                96.1
                                                                              =================   =================

  Earnings Per Common Share (Exhibit 11):
        Basic                                                                            $ .44               $ .20
                                                                              =================   =================
        Diluted                                                                          $ .43               $ .20
                                                                              =================   =================

  Cash dividends declared                                                                $ .05               $ .05
                                                                              =================   =================


                      The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in millions of dollars)

                                                                                            March 31,         December 31,
                                                                                              1999                1998
            ASSETS:                                                                        (unaudited)
                                                                                        -----------------   -----------------
            Current Assets:
              Cash and cash equivalents                                                          $ 247.6             $ 300.4
              Receivables - net                                                                    531.2               520.5
              Inventories                                                                          532.8               503.5
              Prepaid expenses                                                                      24.4                27.5
              Deferred income taxes                                                                 85.2                86.6
                                                                                        -----------------   -----------------
                 Total Current Assets                                                            1,421.2             1,438.5
                                                                                        -----------------   -----------------

            Timber and timberlands, at cost - less cost of timber harvested                      2,341.3             2,430.4
                                                                                        -----------------   -----------------
            Property, plant and equipment, at cost                                               8,461.5             8,585.3
              Less - Accumulated depreciation                                                    4,384.4             4,356.5
                                                                                        -----------------   -----------------
                                                                                                 4,077.1             4,228.8
                                                                                        -----------------   -----------------

            Other assets and deferred charges                                                      646.8               742.2
                                                                                        -----------------   -----------------
                      Total Assets                                                              $8,486.4            $8,839.9
                                                                                        =================   =================

            LIABILITIES AND SHAREHOLDERS' EQUITY:
            Current Liabilities:
              Current installments of long-term debt                                             $ 225.5             $ 228.0
              Short-term borrowings                                                                 88.5                89.8
              Accounts payable and accrued liabilities                                             695.9               720.3
              Income taxes                                                                           5.2                10.4
                                                                                        -----------------   -----------------
                 Total Current Liabilities                                                       1,015.1             1,048.5
                                                                                        -----------------   -----------------

            Long-term debt                                                                       2,843.4             2,947.5
                                                                                        -----------------   -----------------
            Other liabilities                                                                      779.4               786.8
                                                                                        -----------------   -----------------
            Deferred income taxes                                                                  940.1               961.2
                                                                                        -----------------   -----------------

            Shareholders' Equity:
              Capital Shares:
                  Common (111,097,179 and 111,025,755, shares issued at
                       March 31, 1999 and December 31, 1998,
                        respectively)                                                               55.5                55.5
                  Capital surplus                                                                1,708.7             1,705.5
              Retained Earnings                                                                  2,265.2             2,228.4
                                                                                        -----------------   -----------------
                                                                                                 4,029.4             3,989.4
              Treasury shares, at cost                                                            (689.7)             (689.7)
              Accumulated other comprehensive income                                              (431.3)             (203.8)
                                                                                        -----------------   -----------------
                 Total Shareholders' Equity                                                      2,908.4             3,095.9
                                                                                        -----------------   -----------------
                      Total Liabilities and Shareholders' Equity                                $8,486.4            $8,839.9
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

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in millions of dollars)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                        -------------------------------------
                                                                                              1999                1998
                                                                                        -----------------   -----------------
            Cash flows from operating activities:
            Net income (loss)                                                                     $ 41.6              $ 19.0
            Adjustments to reconcile net income (loss) to net cash
                  provided by operating activities:
                  Depreciation expense                                                              91.8               107.8
                  Cost of timber harvested                                                          21.0                22.3
                  Net gain on sale of assets                                                        (2.3)               (1.9)
                  Brazilian foreign currency transaction (gain) loss                               (38.6)                0.1
                  Changes in assets and liabilities, net of acquisitions
                      and divestitures:
                        Receivables                                                                (39.8)               (3.5)
                        Inventories                                                                (42.2)              (38.4)
                        Prepaid expenses                                                             0.1                (2.1)
                        Accounts payable and accrued liabilities                                     7.3               (36.8)
                        Income taxes payable                                                         0.2                (7.2)
                        Other liabilities                                                           (8.1)                6.4
                        Deferred income taxes                                                       (8.4)                3.7
                  All other - net                                                                    4.0                 4.9
                                                                                        -----------------   -----------------
            Net cash provided by operating activities                                               26.6                74.3
                                                                                        -----------------   -----------------
            Cash flows from investing activities:
                  Expenditures for property, plant and equipment                                   (41.7)              (62.9)
                  Timber and timberlands expenditures                                              (28.1)              (29.3)
                  Acquisitions of timberlands and mills (Note 3)                                       -               (58.0)
                  Purchase of investments                                                              -                (4.8)
                  Proceeds from sales of property, plant and equipment
                      and timber and timberlands                                                     4.5                 5.6
                  All other - net                                                                   (0.4)                2.3
                                                                                        -----------------   -----------------
            Net cash used in investing activities                                                  (65.7)             (147.1)
                                                                                        -----------------   -----------------
            Cash flows from financing activities:
                  Proceeds from issuance of long-term debt                                          25.4               353.3
                  Payments of current installments of long-term
                     debt and long-term debt                                                       (31.2)             (390.6)
                  Cash dividends paid                                                               (4.8)               (4.8)
                  All other - net                                                                   (3.1)               (4.3)
                                                                                        -----------------   -----------------
            Net cash used in financing activities                                                  (13.7)              (46.4)
                                                                                        -----------------   -----------------
            Decrease in cash and cash equivalents                                                  (52.8)             (119.2)
            Cash and Cash Equivalents:
            Beginning of period                                                                    300.4               275.0
                                                                                        -----------------   -----------------
            End of period                                                                        $ 247.6             $ 155.8
                                                                                        =================   =================
            Supplemental cash flow disclosures:
                  Cash paid during the period for:
                      Interest (net of capitalized amounts)                                       $ 44.7              $ 58.7
                      Income taxes (net of refunds)                                                  7.4                 9.5


                      The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.


              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                March 31, 1999


Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature. Certain amounts for 1998 have been reclassified to conform to the current year's presentation.


Note 2.

Other income (expense) - net for the three months ended March 31, 1999 includes a net foreign currency transaction gain of $38.6 million for the company's Brazilian operations.


Note 3.

In 1998, the company's Brazilian subsidiary acquired Inpacel and its forestry affiliate for $75 million, before netting $17 million of cash and cash equivalents owned by Inpacel. At the time of its acquisition, Inpacel had outstanding debt of $277 million and $55 million of other liabilities. The acquisition was accounted for as a purchase.


Note 4.

The company occasionally enters into forward exchange contracts to hedge certain assets that are denominated in foreign currencies. At March 31, 1999, the company had no significant forward exchange contracts outstanding. The company does not hold financial instruments for trading purposes.


Note 5.

On October 7, 1997, the company approved a plan to maximize total shareholder return by focusing on strategic businesses, increasing profitability and improving financial discipline. As part of this plan, the company has divested and will divest several non-strategic product segments and approximately 354,000 acres of timberlands. The profit-improvement program includes a reduction in the company's world-wide workforce in the businesses remaining after the divestitures by 11%, or approximately 2,000 positions, by the end of 1999. In the fourth quarter of 1997, the company recorded a pre-tax charge of $891 million ($552 million after-tax, or $5.76 per share) in connection with this plan. In the fourth quarter of 1998, the company recorded a pre-tax charge of $80 million ($49 million after-tax, or $.52 per share) to recognize additional costs associated with the divestiture of the non-strategic product segments.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


 Through March 31, 1999, the company had reduced its world-wide workforce in the businesses which are not part of the planned divestitures (excluding positions added as the result of acquisitions in Canada, Brazil and Maine) by 1,751 positions.

 In 1998, the company sold its newsprint business, including related working capital, its Texas recycling centers and its Belvidere, Illinois tray plant for a total of $481.5 million. In December 1998, the company agreed to sell approximately 300,000 acres of timberlands in the northeast to the Conservation Fund for $76.2 million. The transaction is expected to close in mid-1999. In May 1999, the Company agreed to sell its mill in Deferiet, New York to The Deferiet Paper Company. The transaction is expected to close in the second quarter of 1999. On May 14 1999, the company sold its mill in Canton, North Carolina and its liquid packaging business to Blue Ridge Paper Products Inc. for $200 million, consisting of $170 million in cash and a $30 million note. The agreement also provides the opportunity for the company to receive an additional contingency payment in the future. The company is continuing to actively pursue the sale of its mill in Hamilton, Ohio. In addition, the company has offered for sale approximately 54,000 acres of timberlands in North Carolina and Tennessee.

 Results of operations for the product segments divested and to be divested are as follows.

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                              -------------------------------------
 (in millions of dollars)                                                           1999                1998
 -------------------------------------------------------                      -----------------   -----------------
 Net sales                                                                             $ 184.5             $ 327.7
 Costs and expenses                                                                      189.5               327.3
                                                                              -----------------   -----------------

 Income (loss) from operations                                                          $ (5.0)              $ 0.4
                                                                              =================   =================

 The consolidated balance sheet includes the following amounts related to the product segments to be divested, net of the asset impairment provision:

 March 31,                                                                          1999
 -------------------------------------------------------                      -----------------
 (in millions of dollars)
 Current assets                                                                        $ 178.3
 Long-term assets (primarily property, plant
        and equipment)                                                                   728.1
 Current liabilities                                                                     (52.6)
 Long-term liabilities                                                                    (0.6)
                                                                              -----------------

 Net assets                                                                            $ 853.2
                                                                              =================

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


  First quarter 1999 activity of the remaining reserves and liabilities associated with the provision for restructuring is as follows:

                                                                                     Asset
                                                                Balance at         Retirements         Balance at
                                                               December 31,         and Cash            March 31,
  (in millions of dollars)                                         1998             Payments              1999
  -------------------------------------------------------   ----------------   -----------------   -----------------
  Reserve for asset impairment                                      $ 569.0              $ (0.3)            $ 568.7
  Liabilities                                                          92.5                (4.6)               87.9
                                                            ----------------   -----------------   -----------------

                                                                    $ 661.5              $ (4.9)            $ 656.6
                                                            ================   =================   =================

  Note 6.

  Statement of Financial Accounting Standards No. 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income for the periods presented below included foreign currency translation items associated with the company's Brazilian and Canadian operations. There was no tax expense or tax benefit associated with the foreign currency translation items, other than the cumulative tax effect described below.

  Comprehensive income (unaudited)

                                                                                        Three Months Ended
  (in millions of dollars)                                                                   March 31,
  -------------------------------------------------------                      -------------------------------------
                                                                                     1999                1998
                                                                               -----------------   -----------------
  Net income                                                                             $ 41.6              $ 19.0
  Foreign currency translation
    adjustments:
        Cumulative tax effect of
          changing the functional
          currency for Brazilian
          operations to the Brazilian Real                                                    -               (51.5)

        Other foreign currency
          translation adjustments                                                        (227.5)              (13.7)
                                                                               -----------------   -----------------

  Net foreign currency translation
    adjustment                                                                           (227.5)              (65.2)
                                                                               -----------------   -----------------

  Comprehensive loss                                                                    $(185.9)            $ (46.2)
                                                                               =================   =================


              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


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


  Note 8.

  Information about the company's operations in different businesses is as follows:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                               -------------------------------------
  (in millions of dollars)                                                           1999                1998
  -------------------------------------------------------                      -----------------   -----------------
  Net Sales to Unaffiliated Customers
        Pulp and Paper
                North America                                                           $ 711.3             $ 929.7
                Brazil                                                                     85.6               107.0
                Distribution                                                              199.6               217.5
                                                                               -----------------   -----------------
                Total Pulp and Paper                                                      996.5             1,254.2
                                                                               -----------------   -----------------

        Wood Products                                                                     278.1               222.8
                                                                               -----------------   -----------------

        Total                                                                         $ 1,274.6           $ 1,477.0
                                                                               =================   =================


  Intersegment Sales
        Pulp and Paper
                North America                                                            $ 33.8              $ 37.2
                Brazil                                                                      4.4                 6.2
                Distribution                                                                3.2                 2.0
                                                                               -----------------   -----------------
                Total Pulp and Paper                                                       41.4                45.4
                                                                               -----------------   -----------------

        Wood Products                                                                     111.7               138.5
                                                                               -----------------   -----------------

        Total                                                                           $ 153.1             $ 183.9
                                                                               =================   =================


              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
 (in millions of dollars)                                                           1999                1998
 -------------------------------------------------------                      -----------------   -----------------
 Income From Operations
       Pulp and Paper
               North America                                                           $ (10.7)             $ 62.0
               Brazil                                                                     32.1                22.1
               Distribution                                                                6.1                 5.2
                                                                              -----------------   -----------------
               Total Pulp and Paper                                                       27.5                89.3
                                                                              -----------------   -----------------

       Wood Products                                                                      42.4                14.3
                                                                              -----------------   -----------------

       General Corporate Expense                                                          (9.4)              (13.0)
                                                                              -----------------   -----------------

       Total                                                                            $ 60.5              $ 90.6
                                                                              =================   =================


              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Overall Quarterly Results

The company reported net income in the first quarter of 1999 of $42 million or 43 cents per diluted share. Results included earnings of $39 million or 40 cents per share reflecting the impact of the devaluation of the Brazilian currency on U.S. dollar-denominated investments held by the company's Brazilian operations. Excluding this special item, first quarter net income of $3 million or three cents per share compared to net income of $19 million or 20 cents per share for the first quarter of 1998. In the fourth quarter of 1998, net income was $12 million or 13 cents per share, excluding special items, which consisted of a charge related to the additional costs associated with the divestiture of the company's non-strategic product segments and a benefit resulting from the reversal of reserves that were no longer required. Including these special items, the net loss was $7 million or seven cents per share in the fourth quarter of 1998. As discussed below, excluding special items, the decline from the first quarter of 1998 was principally due to lower overall operating income in the paper segments, which more than offset higher operating income in the wood products segment, lower selling, general and administrative expenses and lower interest expense. The decline from last quarter was mainly due to lower overall operating income in the paper segments and, excluding special items, lower other (income) expense - net, which more than offset higher operating income in the wood products segment.

Significant Income Statement Changes

Net sales of $1.27 billion decreased from $1.48 billion last year and $1.34 billion last quarter. Gross profit was $144 million, compared to $184 million last year and $152 million last quarter. Pre-tax income of $2 million before a special item declined from $25 million a year ago and $7 million, before the impact of special items, last quarter. The declines in net sales, gross profit and pre-tax income from the year-ago quarter were mainly due to (i) the June 1998 sale of the company's newsprint business, (ii) lower prices for pulp and most of the company's paper grades and (iii) market-related outages at the company's groundwood papers mills, all of which more than offset higher plywood prices and increased shipments of lumber and plywood. The declines in gross profit and pre-tax income from last quarter were primarily the result of lower prices for coated and uncoated groundwood papers and the market-related outages at the company's groundwood papers mills, which more than offset higher prices for lumber and plywood. Compared to last quarter, net sales declined primarily due to lower prices for coated and uncoated groundwood papers and the impact on domestic sales of the company's Brazilian subsidiary, Champion Papel e Celulose Ltda. ("CPC"), due to the devaluation of the Real.

The aggregate cost of products sold declined from last year and last quarter. The decline from last year was principally due to lower paper shipments resulting from the sale of the company's newsprint business and lower manufacturing costs in Brazil due to the devaluation of the Real. The decline from last quarter was mainly due to lower manufacturing costs in Brazil and North America.

Selling, general and administrative expenses declined from last year and last quarter. The declines were primarily due to corporate and sales staff reductions resulting from the company's profit-improvement program as well as the impact of stock price fluctuations on the value of stock appreciation rights and other stock-based compensation.

Interest and debt expense decreased from last year and last quarter. The decrease from last year was principally due to lower domestic debt, which was partially offset by higher average outstanding foreign debt. The decline from last quarter was primarily due to lower debt for the company's Brazilian operations due to the devaluation of the Real.

Other (income) expense - net included a net foreign currency transaction gain of $39 million for the company's Brazilian operations. Excluding this item, other (income) expense - net was approximately even with last year and down from last quarter. The decline from last quarter was mainly due to lower interest income and lower gains from the dispositions of fixed assets and timberlands.

The income tax benefit for the first quarter of 1999 reflected the impact of the $39 million net foreign currency transaction gain, which is not taxable, and the mix of earnings from the company's operations in North America and Brazil. The tax rate applicable to North American operations is higher than the Brazilian tax rate.

Pulp, Paper and Distribution

Each of the company's North American and Brazilian pulp and paper segments and its distribution segment is discussed separately below. For these segments in the aggregate, first quarter operating income of $28 million compared with $89 million a year ago and $43 million in the fourth quarter of last year. The principal reasons for the decline from the prior periods are discussed above under "Significant Income Statement Changes." Total paper, packaging and pulp shipments of approximately 1.3 million tons in the first quarter declined from
1.5 million tons in the year-ago quarter and were approximately even with last quarter. The decline from the year-ago quarter was principally due to the sale of the company's newsprint business in June 1998.

North American Pulp and Paper Segment

The North American pulp and paper segment consists of the company's domestic pulp and paper operations, excluding its distribution business, as well as the softwood market pulp operations at the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood").

The operating loss for the company's North American pulp and paper segment of $11 million represented a significant decline from the operating income of $62 million a year ago and $6 million last quarter. Total North American paper, packaging and pulp shipments of approximately 1.2 million tons decreased from
1.4 million tons last year and were approximately even with last quarter.

A summary of shipments and prices of the company's major U.S. paper products is as follows:

                                                              Shipments
                                                      (Thousands of Short Tons)                       Average Price Per Ton
                                                --------------------------------------      ----------------------------------------
                                                  1st Qtr     4th Qtr      1st Qtr            1st Qtr       4th Qtr      1st Qtr
Product                                            1999         1998         1998               1999         1998          1998
-------                                            ----         ----         ----               ----         ----          ----
Uncoated Free Sheet                                     371          397          350               $587          $584         $725
Coated Free Sheet                                       147          139          138               $855          $856         $965
Coated Groundwood                                       170          186          186               $835          $876         $931
Uncoated Groundwood                                      50           65          100               $698          $735         $643
Kraft Paper & Linerboard                                133          119          128               $344          $339         $398

The mills in the domestic coated papers business are in Bucksport, Maine; Quinnesec, Michigan; and Sartell, Minnesota. Pulp sales at Quinnesec and uncoated groundwood papers produced at Sartell also are included in the results of this business. Operating income for the domestic coated papers business declined significantly from last year and last quarter. The declines were primarily due to lower prices for coated groundwood papers, pulp and, compared to the year-ago quarter, coated free sheet papers. In order to bring inventory levels for coated papers in balance with business conditions, the company took market-related downtime at all of its groundwood papers mills during the first quarter, eliminating approximately 15,000 tons of production. A maintenance outage is scheduled at the Quinnesec pulp mill in the second quarter. Prices for coated groundwood and free sheet papers continued to decline early in the second quarter.

The mills in the domestic uncoated papers business are in Pensacola, Florida and Courtland, Alabama. Pulp sales at Pensacola and Courtland and coated free sheet papers sales at Courtland also are included in the results of this business. The operating loss for the domestic uncoated papers business represented a significant decline from the operating income of last year, and was approximately even with last quarter. The decline from last year was mainly due to lower prices for uncoated and coated free sheet papers and pulp.

Linerboard and kraft papers are produced at the Roanoke Rapids, North Carolina mill. Operating income for the kraft papers business decreased from last year, but improved from the operating loss of last quarter. The decline from last year was principally due to lower prices for kraft papers and linerboard. The improvement from last quarter was due to a scheduled capital improvement and maintenance outage last quarter and higher shipments this quarter. A price increase for certain linerboard grades was implemented on March 1.

The pulp and paper operations to be divested by the company as of March 31, 1999 included the mills at Canton, North Carolina, including the liquid packaging business; Deferiet, New York; and Hamilton, Ohio. For these operations, the operating loss was larger than the operating loss of last year, which included the newsprint business which was sold in June 1998, and was approximately even with last quarter. The larger operating loss compared to the year-ago quarter was primarily due to lower prices for uncoated free sheet and coated groundwood papers, market-related downtime at Deferiet and the operating profit at the newsprint business last year. Maintenance outages are scheduled at Deferiet in the second quarter.

As described below, the company has agreed to sell the Deferiet mill and on May 14, 1999, the company sold the Canton mill and the liquid packaging business. The Deferiet mill has an annual capacity of 230,000 tons of groundwood papers. The Canton mill and the liquid packaging business have an annual capacity of 245,000 tons of uncoated free sheet papers and 269,000 tons of bleached board.

Weldwood's market pulp operations consist of its mill in Hinton, Alberta and a 50% interest in a joint venture pulp mill in Quesnel, British Columbia. The operating loss for these operations was approximately even with the year-ago quarter and was larger than the operating loss last quarter. The larger loss compared to last quarter was mainly due to higher manufacturing costs for northern bleached softwood kraft ("NBSK") pulp, partially offset by higher shipments. The Hinton pulp mill was shut down due to a two-week strike, which ended on April 5, eliminating approximately 14,500 tons of NBSK pulp production during the first quarter and approximately 10,000 tons in the second quarter. The average price for NBSK pulp was (U.S.) $323 per ton in the first quarter of 1999, down from $360 per ton in the first quarter of 1998 and $325 per ton in the fourth quarter of 1998. Shipments of 168,000 tons increased from 144,000 tons last year and 147,000 tons last quarter. Maintenance outages are scheduled at both pulp mills in the second quarter.

Brazilian Pulp and Paper Segment

In January 1999, the government of Brazil ceased its efforts to control the rate of devaluation of the Brazilian currency, the Real, and allowed the exchange rate for the Real to float freely. As a result, the Real devalued 30% against the U.S. dollar in the first quarter of 1999. This devaluation reduced the overall cost of manufacturing, thereby improving the competitive position, for exports by CPC. At any given time exports account for between 34% and 60% of CPC's sales. However, the devaluation reduced the domestic selling prices on a U.S. dollar basis. As a result, the effect of the devaluation on CPC's operating income was not significant. In March and April, the Real strengthened somewhat relative to the U.S. dollar.

The Brazilian pulp and paper segment consists primarily of the pulp and paper operations of CPC. In addition, the segment includes CPC's wood-related operations. Operating income of $32 million improved from $22 million last year but declined from $34 million last quarter. The improvement from the first quarter of 1998 was principally due to higher operating income of Inpacel, which was acquired at the end of January 1998, and lower manufacturing costs primarily due to the devaluation of the Real. The decline from the prior quarter was mainly due to lower domestic prices. Compared to last quarter, exports increased from 34% to 42% of sales. The overall average price for uncoated free sheet papers was $542 per ton in the first quarter, compared to $697 per ton last year and $715 per ton last quarter. The average price for coated groundwood papers at Inpacel was $650 per ton, compared to $871 per ton last year and $789 per ton last quarter. Uncoated free sheet papers shipments of 98,000 tons were even with last year and declined from 103,000 tons last quarter. Coated groundwood papers shipments of 48,000 tons increased from 30,000 tons last year and 44,000 tons last quarter.

Distribution Segment

For the company's distribution segment, income from operations of $6 million improved from $5 million last year and $3 million last quarter. The improvement from last quarter was principally due to sales rebates received this quarter.

Wood Products Segment

A summary of shipments and prices of the company's major wood products is as follows:

                                                              Shipments                                  Price Per Unit
                                                --------------------------------------      ----------------------------------------
                                                  1st Qtr     4th Qtr      1st Qtr            1st Qtr       4th Qtr      1st Qtr
Product                                            1999         1998         1998               1999         1998          1998
-------                                            ----         ----         ----               ----         ----          ----
U.S.
   Lumber - MMBF                                        119          112          108               $328          $308         $331
   Softwood Plywood - MMSF 3/8"                         229          246          222               $267          $242         $223

Canada
   Lumber - MMBF                                        229          248          196               $281          $269         $293
   Softwood Plywood - MMSF 3/8"                          98          100           67               $238          $229         $216

For the company's wood products segment, which includes the wood-related operations of Weldwood, income from operations of $42 million improved from $14 million in the first quarter of 1998 and $23 million in the fourth quarter of 1998. The improvement from the year-ago quarter was due to higher plywood prices and increased shipments of lumber and plywood. The improvement from last quarter was due to higher lumber and plywood prices and lower lumber and plywood manufacturing costs in the United States.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales (including intracompany transfers) for CPC and Weldwood for the first quarter of 1999 were (U.S.) $89 million and (U.S.) $160 million, accounting for 7% and 13%, respectively, of consolidated net sales of the company. Excluding the foreign currency transaction gain of $39 million, pre-tax income and net income of CPC for the first quarter of 1999 were $25 million and $18 million, respectively. Pre-tax income and net income of Weldwood for the first quarter of 1999 were $4 million and $2 million, respectively. The pre-tax income and net income of CPC and Weldwood for the first quarter of 1999 accounted for all of the company's pre-tax and net income.

Labor Contracts

At Weldwood, a new labor contract is in effect at the Hinton, Alberta pulp mill and wood products plant. The contract expires in May 2003.


Financial Condition
-------------------

General

The company's current ratio was 1.4 to 1 at March 31, 1999 and year-end 1998. Total debt to total capitalization was 45% at March 31, 1999 and year-end 1998.

Significant Balance Sheet Changes

The 30% devaluation of the Brazilian currency relative to the U.S. dollar was the main reason for the decreases in timber and timberlands - net, property, plant and equipment-net, other assets and deferred charges, long-term debt and shareholders' equity. The net effect of foreign currency fluctuations relative to the U.S. dollar was a $228 million increase in the cumulative translation adjustment from December 31, 1998 in the accumulated other comprehensive income component of shareholders' equity. The increase in inventories was primarily due to decreased shipments of uncoated free sheet and coated and uncoated groundwood papers, reflecting weak markets, as well as a seasonal log inventory buildup in Canada.

For a discussion of changes in long-term debt (including current installments), short-term borrowings and cash and cash equivalents, see below.

Cash Flows Statement - General

1999
----
In the first three months of 1999, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents. Cash and cash equivalents decreased by $53 million in the first three months to a total of $248 million, $163 million of which was held by the company's Brazilian and Canadian subsidiaries. In the first three months, net debt payments were $6 million. Long-term debt (including current installments) and short-term borrowings in the aggregate decreased by $108 million, mainly due to the impact of devaluation on the debt of the company's Brazilian subsidiary.

1998
----
In the first three months of 1998, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the acquisition of Inpacel) and financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents. Cash and cash equivalents decreased by $119 million to a total of $156 million.

Cash Flows Statement - Operating Activities

For the first three months, net cash provided by operating activities of $27 million decreased from $74 million a year ago. The decrease was primarily due to lower net income, excluding the Brazilian foreign currency transaction gain, a higher increase in receivables and decreases in other liabilities and deferred income taxes, partially offset by an increase in accounts payable and accrued liabilities.

Cash Flows Statement - Investing Activities

For the first three months, net cash used in investing activities of $66 million decreased from $147 million a year ago. The decrease was mainly due to lower capital expenditures this year and the acquisition of Inpacel last year.

Cash Flows Statement - Financing Activities

For the first three months, net cash used in financing activities of $14 million decreased from $46 million last year. The decrease was principally due to lower net payments of long-term debt.

At March 31, 1999 and December 31, 1998, the company had no U.S. commercial paper, current maturities of long-term debt and other short-term obligations classified as long-term debt. At March 31, 1999 and December 31, 1998, no notes were outstanding under the company's U.S. bank lines of credit. Domestically, at March 31, 1999, the company had unused bank lines of credit of $1.1 billion. At March 31, 1999, Weldwood had unused bank lines of credit of (U.S.) $42 million.

The annual principal payment requirements under the terms of all long-term agreements for the period from April 1 through December 31, 1999 are $225 million and for the years 2000 through 2003 are $282 million, $229 million, $29 million and $26 million, respectively.

Divestiture Program

In December 1998, the company agreed to sell approximately 300,000 acres of timberlands in the northeast to the Conservation Fund for $76.2 million. The transaction is expected to close in mid-1999. In May 1999, the company agreed to sell its mill in Deferiet, New York to The Deferiet Paper Company. The transaction is expected to close in the second quarter of 1999. On May 14 1999, the company sold its mill in Canton, North Carolina and its liquid packaging business to Blue Ridge Paper Products Inc. for $200 million, consisting of $170 million in cash and a $30 million note. The agreement also provides the opportunity for the company to receive an additional contingency payment in the future. The company is continuing to actively pursue the sale of its mill in Hamilton, Ohio. In addition, the company has offered for sale approximately 54,000 acres of timberlands in North Carolina and Tennessee.

Year 2000 Computer Issue
------------------------

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

With respect to the business-information systems, the planning, inventory, analysis and programming stages are completed and the testing stage is substantially completed. The company expects to finish testing by mid-1999.

With respect to the process-control systems, the planning and inventory stages are completed and the analysis and programming stages are substantially completed. The company expects to complete those stages and conduct and finish testing by mid-1999. This schedule assumes timely assistance by the vendors of certain process-control systems in the remediation of such systems. The vendors of those systems that are essential to the company's operations have provided or agreed to provide such assistance.

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

Estimated Cost of Remediation

The company currently estimates total expenditures of approximately $20 million, of which approximately $13 million had been expended as of March 31, 1999, to make the required Year 2000 modifications and replacements to its own systems. Approximately two-thirds of the estimated total cost is associated with the remediation and replacement of process-control systems. All modification and maintenance costs, including costs to replace embedded technology that does not significantly extend the life or improve the performance of the related asset, are expensed as incurred. Costs to purchase new hardware and software and to replace embedded technology that does significantly extend the life or improve the performance of the related asset are capitalized and depreciated over the assets' useful lives. All of these costs are being funded through internal cash flow. The estimated total cost does not include any expenditures that may be incurred in connection with the implementation of contingency plans, discussed below.

Most Reasonably Likely Worst-Case Scenario

The company currently believes that it will be able to modify or replace its own affected systems in timely fashion so as to minimize detrimental effects on its operations, subject to timely assistance by the vendors of certain process-control systems. The company has received written assurances regarding Year 2000 compliance from some, but not all, Third Parties with respect to their own systems and is not in a position to reliably predict whether Third Parties will experience remediation problems. If the company or major Third Parties fail to successfully address the Year 2000 issue, there could be a material adverse impact on the business and results of operations of the company. For example, while the company self-generates approximately 55% of its electrical power requirements, it purchases the balance from outside sources. If the electrical power grid is disrupted as the result of Year 2000 systems failures, the company expects to curtail production until the grid is restored.

The company has not determined the most reasonably likely worst-case scenario that would result from any failure by the company or Third Parties to resolve the Year 2000 issue. The company is considering this matter in connection with its development of contingency plans, discussed below. However, such a scenario could include a temporary curtailment or cessation of manufacturing operations at one or more of the company's facilities, with a resulting loss of production; safety and environmental exposures; a temporary inability on the part of the company to process orders and deliver finished products to customers on a timely basis; and, in the event of Year 2000 disruptions in the operations of the company's customers, increased inventory and receivable levels. If these various events were to occur, they would result in lower sales, earnings and cash flows. However, failure to meet critical milestones identified in company plans would provide advance notice and steps would be taken to prevent injuries to employees and others, to prevent environmental contamination and to minimize the loss of production.

Contingency Plans

The company is in the process of developing contingency plans to address and mitigate the potential risks associated with the most reasonably likely worst-case scenario, and expects to have such plans in place by mid-1999. Such plans may include, among other things, seeking alternative sources of supply, stockpiling raw materials and increasing inventory levels.

                                    *  *  *

The company's Year 2000 program is an ongoing process. Estimates of remediation costs and completion dates as well as projections of the possible effects of any non-compliance are subject to change.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

The company's financial market risk arises from fluctuations in interest rates and foreign currencies. Most of the company's debt obligations are at fixed interest rates. Consequently, a 10% change in market interest rates would not have a material effect on the company's pre-tax earnings or cash flows. The company has no material sensitivity to changes in foreign currency exchange rates on its derivative financial instrument position. The company does not hold financial instruments for trading purposes.


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

                          PART II. OTHER INFORMATION

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

  (a) The company's By-Laws were amended on February 18, 1999 to change the date by which the holders of Common Stock must submit director nominations and business proposals for any annual meeting of shareholders. In general, such submissions must be received by the company not less than 120 days before the date which is the anniversary of the date the company's proxy statement was released to shareholders in connection with the previous year's annual meeting. Reference is made to Section 9 of
               Article I of the By-Laws, annexed hereto as Exhibit 3.1, the full provisions of which govern.


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






                                        Champion International Corporation
                                        ----------------------------------
                                                   (Registrant)





  Date:      May 14, 1999                       /s/ John M. Nimons
         ----------------------         -------------------------------------
                                                   (Signature)

                                        John M. Nimons
                                        Vice President and Controller






  Date:      May 14, 1999                     /s/ Kenwood C. Nichols
         ----------------------         -------------------------------------
                                                   (Signature)

                                        Kenwood C. Nichols
                                        Vice Chairman and Executive Officer

                                 EXHIBIT INDEX



Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

3.1 - By-Laws of the company, as amended to and including February 18, 1999.

 11 - Calculation of Basic Earnings Per Common Share and Diluted Earnings per Common Share (unaudited).

 27 -         Financial Data Schedule (unaudited).