Form 10-Q
period 1999-06-30
CHAMPION INTERNATIONAL CORP
filed 1999-08-13
CIK 19150

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

------
  X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------
                      EXCHANGE ACT OF 1934

      For the quarterly period ended                 June 30, 1999
                                        ----------------------------------------

                                       OR

------
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
                     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                        ----------------------------------------

Commission File Number                           1-3053
                            ----------------------------------------------------

                      Champion International Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               New York                                   13-1427390
---------------------------------------      ----------------------------------
    State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization

                One Champion Plaza, Stamford, Connecticut 06921
        ---------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-358-7000
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes     X         No
                                        ----------           -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at July 31, 1999
----------------------------------------          ------------------------------
      Common stock, $.50 par value                          95,995,239

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements.
-----------------------------

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)
                        (in millions, except per share)

                                                    Six Months Ended              Three Months Ended
                                                        June 30,                       June 30,
                                              -----------------------------  ----------------------------
                                                  1999           1998            1999           1998
                                              -------------  --------------  -------------  -------------

 Net Sales                                        $2,575.9       $ 2,950.8       $1,301.2       $1,473.8

 Costs and Expenses
     Cost of products sold                         2,245.2         2,579.6        1,114.7        1,287.1
     Selling, general and administrative expenses    174.1           190.0           90.5           96.1
     Interest and debt expense                       124.3           134.8           61.5           67.3
     Other (income) expense - net (Note 2)           (60.9)          (21.7)         (17.9)         (19.7)
                                              -------------  --------------  -------------  -------------
 Total costs and expenses                          2,482.7         2,882.7        1,248.8        1,430.8

 Income Before Income Taxes                           93.2            68.1           52.4           43.0

 Income Taxes                                         12.3            17.0           13.1           10.9
                                              -------------  --------------  -------------  -------------

 Net Income                                         $ 80.9          $ 51.1         $ 39.3         $ 32.1
                                              =============  ==============  =============  =============


 Average Number of Common Shares Outstanding          95.7            96.2           95.8           96.2
                                              =============  ==============  =============  =============

 Earnings Per Common Share (Exhibit 11):
     Basic                                           $ .85           $ .53          $ .41          $ .33
                                              =============  ==============  =============  =============
     Diluted                                         $ .84           $ .53          $ .41          $ .33
                                              =============  ==============  =============  =============

 Cash Dividends Declared                             $ .10           $ .10          $ .05          $ .05
                                              =============  ==============  =============  =============


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in millions of dollars)

                                                                                June 30,      December 31,
                                                                                  1999           1998
 ASSETS:                                                                       (unaudited)
                                                                             --------------  -------------
 Current Assets:
   Cash and cash equivalents                                                       $ 413.0        $ 300.4
   Short-term investments                                                             32.0              -
   Receivables - net                                                                 580.1          520.5
   Inventories                                                                       419.0          503.5
   Prepaid expenses                                                                   41.6           27.5
   Deferred income taxes                                                              83.9           86.6
                                                                             --------------  -------------
      Total Current Assets                                                         1,569.6        1,438.5
                                                                             --------------  -------------

 Timber and timberlands, at cost - less cost of timber harvested                   2,303.1        2,430.4
                                                                             --------------  -------------
 Property, plant and equipment, at cost                                            7,376.5        8,585.3
   Less - Accumulated depreciation                                                 3,476.1        4,356.5
                                                                             --------------  -------------
                                                                                   3,900.4        4,228.8
                                                                             --------------  -------------

 Other assets and deferred charges                                                   666.8          742.2
                                                                             --------------  -------------
           Total Assets                                                          $ 8,439.9       $8,839.9
                                                                             ==============  =============

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Current installments of long-term debt                                          $ 428.8        $ 228.0
   Short-term borrowings                                                              72.3           89.8
   Accounts payable and accrued liabilities                                          646.7          720.3
   Income taxes                                                                       13.4           10.4
                                                                             --------------  -------------
      Total Current Liabilities                                                    1,161.2        1,048.5
                                                                             --------------  -------------

 Long-term debt                                                                    2,592.5        2,947.5
                                                                             --------------  -------------
 Other liabilities                                                                   805.5          786.8
                                                                             --------------  -------------
 Deferred income taxes                                                               937.4          961.2
                                                                             --------------  -------------

 Shareholders' Equity:
   Capital Shares:
     Common (111,408,219 and 111,025,755, shares issued at
          June 30, 1999 and December 31, 1998, respectively)                          55.7           55.5
     Capital surplus                                                               1,721.2        1,705.5
   Retained Earnings                                                               2,299.7        2,228.4
                                                                             --------------  -------------
                                                                                   4,076.6        3,989.4
   Treasury shares, at cost                                                         (689.3)        (689.7)
   Accumulated other comprehensive income                                           (444.0)        (203.8)
                                                                             --------------  -------------
      Total Shareholders' Equity                                                   2,943.3        3,095.9
                                                                             --------------  -------------
           Total Liabilities and Shareholders' Equity                            $ 8,439.9       $8,839.9
                                                                             ==============  =============


The accompanying  Notes to Consolidated  Financial  Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CASH FLOWS (unaudited)
                           (in millions of dollars)

                                                                   Six Months Ended
                                                                       June 30,
                                                             -----------------------------
                                                                 1999            1998
                                                             --------------  -------------
 Cash flows from operating activities:
 Net income                                                         $ 80.9         $ 51.1
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                                            177.3          207.4
     Cost of timber harvested                                         39.9           46.0
     Net gain on sale of assets                                       (4.1)         (16.5)
     Foreign currency transaction (gain) loss                        (41.6)          (4.1)
     Changes in assets and liabilities, net of acquisitions
       and divestitures:
           Receivables                                               (96.4)         (31.0)
           Inventories                                                 8.2           (0.1)
           Prepaid expenses                                          (18.2)           3.2
           Accounts payable and accrued liabilities                   (5.4)         (54.8)
           Income taxes payable                                       12.2           10.4
           Other liabilities                                          18.1            3.9
           Deferred income taxes                                     (12.2)          (6.4)
     All other - net                                                  10.3           12.9
                                                             --------------  -------------
 Net cash provided by operating activities                           169.0          222.0
                                                             --------------  -------------
 Cash flows from investing activities:
     Expenditures for property, plant and equipment                  (94.8)        (144.6)
     Timber and timberlands expenditures                             (47.7)         (63.9)
     Acquisitions of timberlands and mills (Note 3)                      -          (58.1)
     Purchase of investments                                         (32.0)          (2.7)
     Proceeds from sales of divested operations                      192.2          459.1
     Proceeds from sales of property, plant and equipment
         and timber and timberlands                                    8.9           28.1
     All other - net                                                  (8.6)          (2.4)
                                                             --------------  -------------
 Net cash provided by investing activities                            18.0          215.5
                                                             --------------  -------------
 Cash flows from financing activities:
     Proceeds from issuance of long-term debt                         25.1          441.0
     Payments of current installments of long-term
        debt and long-term debt                                      (95.0)        (902.9)
     Cash dividends paid                                              (9.6)          (9.6)
     All other - net                                                   5.1           (2.1)
                                                             --------------  -------------
 Net cash used in financing activities                               (74.4)        (473.6)
                                                             --------------  -------------
 Increase (decrease) in cash and cash equivalents                    112.6          (36.1)
 Cash and Cash Equivalents:
 Beginning of period                                                 300.4          275.0
                                                             --------------  -------------
 End of period                                                     $ 413.0        $ 238.9
                                                             ==============  =============
 Supplemental cash flow disclosures:
     Cash paid during the period for:
         Interest (net of capitalized amounts)                     $ 120.6        $ 145.5
         Income taxes (net of refunds)                                12.3           12.1


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 June 30, 1999


Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature. Certain amounts for 1998 have been reclassified to conform to the current year's presentation.

Note 2.

Other income (expense) - net for the six months ended June 30, 1999 includes a net foreign currency transaction gain of $38.6 million recorded in the first quarter of 1999 for the company's Brazilian operations. Other income (expense) - net for the three months and six months ended June 30, 1998 includes a gain of $11.6 million from the sale of certain timberlands.

Note 3.

In 1998, the company's Brazilian subsidiary acquired Inpacel and its forestry affiliate for $75 million, before netting $17 million of cash and cash equivalents owned by Inpacel. At the time of its acquisition, Inpacel had outstanding debt of $277 million and $55 million of other liabilities. The acquisition was accounted for as a purchase.

Note 4.

Information about the company's operations in different businesses is as follows:

                                                    Six Months Ended              Three Months Ended
                                                        June 30,                       June 30,
                                              -----------------------------  ----------------------------
(in millions of dollars)                          1999           1998            1999           1998
--------------------------------------------  -------------  --------------  -------------  -------------

Net Sales to Unaffiliated Customers
    Pulp and Paper
         North America                            $1,386.8        $1,837.8        $ 675.5        $ 908.0
         Brazil                                      188.0           226.4          102.3          119.4
         Distribution                                396.6           423.5          197.0          206.0
                                              -------------  --------------  -------------  -------------
         Total Pulp and Paper                      1,971.4         2,487.7          974.8        1,233.4
                                              -------------  --------------  -------------  -------------

    Wood Products                                    604.5           463.1          326.4          240.4
                                              -------------  --------------  -------------  -------------

    Total                                         $2,575.9        $2,950.8       $1,301.2       $1,473.8
                                              =============  ==============  =============  =============


              CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                                    Six Months Ended              Three Months Ended
                                                        June 30,                       June 30,
                                              -----------------------------  ----------------------------
(in millions of dollars)                          1999           1998            1999           1998
--------------------------------------------  -------------  --------------  -------------  -------------
Intersegment Sales
    Pulp and Paper
         North America                              $ 67.1          $ 71.8         $ 33.3         $ 34.6
         Brazil                                        9.1             3.5            6.0            1.5
         Distribution                                  8.8            12.2            4.3            6.0
                                              -------------  --------------  -------------  -------------
         Total Pulp and Paper                         85.0            87.5           43.6           42.1
                                              -------------  --------------  -------------  -------------

    Wood Products                                    204.2           262.4           92.6          124.0
                                              -------------  --------------  -------------  -------------

    Total                                          $ 289.2         $ 349.9        $ 136.2        $ 166.1
                                              =============  ==============  =============  =============


Income From Operations
    Pulp and Paper
         North America                              $ (9.8)        $ 121.1          $ 0.9         $ 59.1
         Brazil                                       67.5            48.9           35.3           26.8
         Distribution                                  9.7             6.8            3.6            1.6
                                              -------------  --------------  -------------  -------------
         Total Pulp and Paper                         67.4           176.8           39.8           87.5
                                              -------------  --------------  -------------  -------------

    Wood Products                                    111.1            27.6           68.7           13.3
                                              -------------  --------------  -------------  -------------

    General Corporate Expense                        (22.0)          (23.2)         (12.5)         (10.1)
                                              -------------  --------------  -------------  -------------

    Total                                          $ 156.5         $ 181.2         $ 96.0         $ 90.7
                                              =============  ==============  =============  =============

Note 5.

On October 7, 1997, the company approved a plan to maximize total shareholder return by focusing on strategic businesses, increasing profitability and improving financial discipline. As part of this plan, the company has divested several non-strategic product segments and approximately 300,000 acres of timberlands and will divest the Hamilton, Ohio mill. The profit-improvement program includes a reduction in the company's world-wide workforce in the businesses remaining after the divestitures by 11%, or approximately 2,000 positions, by the end of 1999. In the fourth quarter of 1997, the company recorded a pre-tax charge of $891 million ($552 million after-tax, or $5.76 per share) in connection with this plan. In the fourth quarter of 1998, the company recorded a pre-tax charge of $80 million ($49 million after-tax, or $.52 per share) to recognize additional costs associated with the divestiture of the non-strategic product segments.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


At June 30, 1999, the company had achieved its targeted reduction in its world-wide workforce in the businesses which are not part of the planned divestitures (excluding positions added as the result of certain acquisitions in Canada, Brazil and Maine).

In 1998, the company sold its newsprint business, its Texas recycling centers and its Belvidere, Illinois tray plant for a total of $481.5 million. In December 1998, the company agreed to sell approximately 300,000 acres of timberlands in the northeast to The Conservation Fund for $76.2 million. As part of the transaction, on June 30, 1999, the company completed the sale of approximately 143,000 acres in New York for approximately $46 million. In July and August 1999, the company completed the sale of the remaining approximately 151,000 acres of timberlands in New Hampshire and Vermont for a total of approximately $30.2 million. On May 14, 1999, the company sold its mill in Canton, North Carolina and its liquid packaging business for $200 million, consisting of $170 million in cash and a $30 million note. The contract also provides the opportunity for the company to receive an additional contingency payment in the future. On June 11, 1999, the company sold its mill in Deferiet, New York for $34.5 million, a substantial portion of which was paid in cash. The company is continuing to actively pursue the sale of its mill in Hamilton, Ohio. In addition, the company has offered for sale approximately 54,000 acres of timberlands in North Carolina and Tennessee.

Results of operations for the product segments divested and to be divested, included in the accompanying consolidation statement of income, are as follows.

                                                     Six Months Ended             Three Months Ended
                                                         June 30,                     June 30,
                                              -----------------------------------------------------------
(in millions of dollars)                          1999           1998            1999           1998
--------------------------------------------  -------------  --------------  -------------  -------------

Net sales                                          $ 308.5         $ 618.8        $ 124.0        $ 291.1
Costs and expenses                                   322.2           615.1          132.7          287.8
                                              -------------  --------------  -------------  -------------

Income (loss) from operations                      $ (13.7)          $ 3.7         $ (8.7)         $ 3.3
                                              =============  ==============  =============  =============


The consolidated balance sheet includes the following amounts related to the product segments to be divested, excluding the reserve for asset impairment:

June 30,                                                         1999
--------------------------------------------                 --------------
(in millions of dollars)

Current assets                                                      $ 76.4
Long-term assets (primarily property, plant
     and equipment)                                                  128.8
Current liabilities                                                  (11.1)
                                                             --------------

Net assets                                                         $ 194.1
                                                             ==============

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Activity in the first six months of 1999 of the remaining reserves and liabilities associated with the provision for restructuring is as follows:


                                                                 Asset
                                                Balance at     Retirements     Balance at
                                               December 31,     and Cash        June 30,
(in millions of dollars)                          1998          Payments          1999
--------------------------------------------  -------------  --------------  -------------

Reserve for asset impairment                       $ 569.0        $ (436.3)       $ 132.7
Liabilities                                           92.5            (9.3)          83.2
                                              -------------  --------------  -------------

                                                   $ 661.5        $ (445.6)       $ 215.9
                                              =============  ==============  =============

Note 6.

Comprehensive income reflects changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income for the periods presented below includes foreign currency translation items associated with the company's Brazilian and Canadian operations. There was no tax expense or tax benefit associated with the foreign currency translation items, other than the cumulative tax effect described below.

Comprehensive income (unaudited)

                                                    Six Months Ended              Three Months Ended
(in millions of dollars)                                June 30,                       June 30,
--------------------------------------------  -----------------------------  ----------------------------
                                                  1999           1998            1999           1998
                                              -------------  --------------  -------------  -------------

Net income                                          $ 80.9          $ 51.1         $ 39.3         $ 32.1
Foreign currency translation
  adjustments:
    Cumulative tax effect of
      changing the functional
      currency for Brazilian
      operations to the Brazilian Real                   -           (51.5)             -              -

    Other foreign currency
      translation adjustments                       (240.2)          (41.5)         (12.7)         (27.8)
                                              -------------  --------------  -------------  -------------

Net foreign currency translation
  adjustment                                        (240.2)          (93.0)         (12.7)         (27.8)
                                              -------------  --------------  -------------  -------------

Comprehensive income (loss)                        $(159.3)        $ (41.9)        $ 26.6          $ 4.3
                                              =============  ==============  =============  =============


               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 7.

The company occasionally enters into forward exchange contracts and interest rate swap agreements to hedge certain assets that are denominated in foreign currencies. In addition, the company occasionally enters into interest rate swap agreements which convert variable rate debt to fixed interest rate. At June 30, 1999, the company had no significant forward exchange contracts and interest rate swap agreements outstanding. The company does not hold financial instruments for trading purposes.

Note 8.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, which will be effective for the company beginning in the fiscal year 2001, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in each derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

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

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

Results of Operations
---------------------

Overall Quarterly Results

The company reported net income in the second quarter of 1999 of $39 million or 41 cents per diluted share, compared to last year's second quarter net income of $32 million or 33 cents per share, which included income of seven cents per share due to the sale of certain timberlands. In the first quarter of 1999, net income was $42 million or 43 cents per diluted share, which included earnings of 40 cents per share from the impact of the devaluation of the Brazilian currency on U.S.-denominated investments held by the company's Brazilian operation. Excluding special items, net income was $25 million or 26 cents per share in the second quarter of last year and $3 million or three cents per share in the first quarter of 1999. As discussed below, the improvement from the second quarter of last year was primarily due to significantly higher operating income in the wood products segment, which more than offset the decline in operating income in the North American pulp and paper segment. The improvement from the year-ago quarter also reflected lower overall manufacturing costs, lower selling, general and administrative expenses, lower interest expense and--excluding a special item last year--higher other (income) expense - net. The improvement from last quarter was mainly due to higher operating income in the wood products and pulp and paper segments and--excluding a special item last quarter--higher other (income) expense - net.

Significant Income Statement Changes

Net sales of $1.3 billion decreased from $1.47 billion last year and increased from $1.27 billion last quarter. Gross profit of $187 million was even with last year and improved from $144 million last quarter. Pre-tax income of $52 million improved from $43 million a year ago and $41 million last quarter, including special items in the two prior quarters. The decline in net sales from the year-ago quarter was principally due to (i) the June 1998 sale of the company's newsprint business, (ii) the May 1999 sale of the company's mill in Canton, North Carolina, the extruding and converting facility in Waynesville, North Carolina, and the liquid packaging business (the "Canton System"), (iii) the June 1999 sale of the company's groundwood specialty mill in Deferiet, New York and (iv) significantly lower prices for pulp and most of the company's paper grades, all of which more than offset higher lumber and plywood prices and shipments. The improvement in pre-tax income from last year was primarily due to significantly higher lumber and plywood prices and shipments, higher West Coast timber sales, and lower overall manufacturing costs, interest expense and selling, general and administrative expenses, which was partially offset by sharply lower prices for pulp and most of the company's paper grades. The improvements in net sales, gross profit and pre-tax income from last quarter were mainly due to higher lumber and plywood prices, increased shipments of lumber and plywood in Canada, higher West Coast timber sales and higher prices for uncoated free sheet and kraft papers, which more than offset lower prices for coated and uncoated groundwood papers, and, with respect to pre-tax income, less favorable other (income) expense - net due to a special item last quarter.

The aggregate cost of products sold declined from last year and last quarter. The decline from last year was principally due to lower paper shipments resulting from the sales of the newsprint business, the Canton System and the Deferiet mill, as well as lower overall manufacturing costs. The decline from last quarter was primarily due to lower paper shipments resulting from the sales of the Canton System and the Deferiet mill.

Selling, general and administrative expenses declined from last year and increased from last quarter. The decline from last year was mainly due to corporate and sales staff reductions resulting from the company's profit improvement plan. The increase from last quarter was principally due to higher legal and professional costs and the impact of stock price fluctuations on the value of stock appreciation rights and other stock-based compensation.

Interest and debt expense decreased from last year and last quarter, primarily due to lower outstanding domestic and foreign debt.

Other (income) expense - net included a $12 million gain from the sale of certain timberlands last year and a net foreign currency transaction gain of $39 million for the company's Brazilian subsidiary, Champion Papel e Celulose Ltda. ("CPC"), last quarter. Excluding these items, other (income) expense - net improved from last year and last quarter, mainly due to higher interest income (primarily resulting from the investment of asset divestiture proceeds) and higher gains from the dispositions of fixed assets and timberlands.

The company's effective tax rate reflects the mix of earnings from the company's operations in North America and Brazil; the tax rate applicable to North American operations is higher than the Brazilian tax rate. The effective tax rate for the second quarter of 1999 was approximately even with last year, but was higher than the rate associated with the tax benefit for last quarter. The income tax benefit last quarter reflected the impact of the $39 million net foreign currency transaction gain, which is not taxable.

Pulp, Paper and Distribution

Each of the company's North American and Brazilian pulp and paper segments and its distribution segment is discussed separately below. For these segments in the aggregate, second quarter operating income of $40 million compared with $88 million in the year-ago quarter and $28 million last quarter. The decline from the year-ago quarter was principally due to significantly lower prices for pulp and most grades of paper, which was partially offset by lower overall manufacturing costs and by improved results in Brazil. The improvement from last quarter was primarily due to higher prices for uncoated free sheet and kraft papers and increased shipments of coated papers.

North American Pulp and Paper Segment

The North American pulp and paper segment consists of the company's domestic pulp and paper operations, excluding its distribution business, as well as the softwood market pulp operations at the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood").

Operating income for the company's North American pulp and paper segment of $1 million represented a significant decline from the operating income of $59 million a year ago, but an improvement from the operating loss of $11 million last quarter. Total North American paper, packaging and pulp shipments of approximately 1.1 million tons decreased from 1.4 million tons last year and 1.2 million tons last quarter, primarily due to the divestiture of various facilities discussed above under "Significant Income Statement Changes".

A summary of shipments and prices of the company's major U.S. paper products is as follows:

                                                Shipments
                                          (Thousands of Short Tons)           Average Price Per Ton
                                          -------------------------          -----------------------
                                         2nd Qtr   1st Qtr  2nd Qtr       2nd Qtr   1st Qtr    2nd Qtr
Product                                    1999     1999      1998          1999       1999      1998
-------                                    ----     ----      ----          ----       ----      ----

Uncoated Free Sheet                         339      371       377          $610       $587      $689
Coated Free Sheet                           154      147       143          $848       $855      $950
Coated Groundwood                           193      170       189          $819       $835      $943
Uncoated Groundwood                          52       50        90          $658       $698      $642
Kraft Paper & Linerboard                    130      133       131          $374       $344      $388

The mills in the domestic coated papers business are in Bucksport, Maine; Quinnesec, Michigan; and Sartell, Minnesota. Pulp sales at Quinnesec and uncoated groundwood papers produced at Sartell also are included in the results of this business. Operating income for the domestic coated papers business declined substantially from last year and moderately from last quarter. The declines were mainly due to lower prices for coated and uncoated groundwood papers and, compared to the year-ago quarter, coated free sheet papers and pulp, as well as a scheduled maintenance outage at the Quinnesec pulp mill.

The mills in the domestic uncoated papers business are in Pensacola, Florida and Courtland, Alabama. Pulp sales at Pensacola and Courtland and coated free sheet papers sales at Courtland also are included in the results of this business. The operating loss for the domestic uncoated papers business represented a decline from the operating profit of last year, but improved substantially from the larger loss last quarter. The decline from last year was principally due to lower prices for coated and uncoated free sheet papers and pulp, partially offset by lower manufacturing costs. The improvement from last quarter was due to higher prices for uncoated free sheet papers and pulp. Prices for uncoated free sheet papers continued to improve early in the third quarter.

Linerboard and kraft papers are produced at the Roanoke Rapids, North Carolina mill. Operating income for the kraft papers business decreased slightly from last year, but improved from last quarter. The decline from the year-ago quarter was mainly due to lower prices for kraft papers and linerboard. The improvement from last quarter was principally due to higher prices for kraft papers and linerboard. A maintenance outage is scheduled at Roanoke Rapids in the third quarter.

The divested operations consist of the Canton System and the Deferiet mill, which were sold in May 1999 and June 1999, respectively, and the Hamilton, Ohio mill, which remains to be sold. The second quarter operating loss for the divested operations was larger than the operating loss of last year, which also included the results of the company's newsprint business, and the operating loss of last quarter. The decline from last year was primarily due to lower prices for uncoated free sheet and coated groundwood papers and the operating profit at the newsprint business last year. The decline from last quarter was mainly due to a maintenance outage at the Canton mill and lower prices for uncoated groundwood papers.

Weldwood's market pulp operations consist of its mill in Hinton, Alberta and a 50% interest in a joint venture pulp mill in Quesnel, British Columbia. The operating loss for these operations represented a decline from the operating profit last year and was larger than the operating loss last quarter. The decline from last year was principally due to higher manufacturing costs for northern bleached softwood kraft ("NBSK") pulp as a result of scheduled maintenance outages at both pulp mills and a two-week strike at the Hinton mill which ended on April 5, as well as lower prices and shipments for NBSK pulp. The decline from last quarter was primarily due to higher manufacturing costs for NBSK pulp as a result of the scheduled maintenance outages and lower shipments, which more than offset higher prices for NBSK pulp. The average price for NBSK pulp was (U.S.) $342 per ton in the second quarter of 1999, compared to $388 per ton in the second quarter of 1998 and $323 per ton in the first quarter. Shipments of 117,000 tons decreased from 143,000 tons last year and 168,000 tons last quarter. Prices for NBSK pulp improved somewhat early in the third quarter.

Brazilian Pulp and Paper Segment

In January 1999, the government of Brazil ceased its efforts to control the rate of devaluation of the Brazilian currency, the Real, and allowed the exchange rate for the Real to float freely. As a result, the Real devalued 30% against the U.S. dollar in the first quarter of 1999. During the second quarter, the exchange rate began to stabilize, devaluing only an additional 3% against the U.S. dollar. This devaluation reduced the overall cost of manufacturing, thereby improving the competitive position, for exports by CPC. At any given time, exports account for between 30% and 60% of CPC's sales. However, the devaluation reduced the domestic selling prices on a U.S. dollar basis. Overall, the effect of the devaluation on CPC's operating income for the first two quarters of 1999 was slightly positive.

The Brazilian pulp and paper segment consists primarily of the pulp and paper operations of CPC. In addition, the segment includes CPC's wood-related operations. Operating income of $35 million improved from $27 million last year and $32 million last quarter. The improvement from last year was mainly due to higher operating income for Inpacel, a coated groundwood papers mill acquired in

January 1998. The improvement from last quarter was primarily due to higher domestic prices for uncoated free sheet papers and higher prices for coated groundwood papers. The overall average price for uncoated free sheet papers was $585 per ton in the second quarter, compared to $700 per ton in the year-ago quarter and $550 per ton last quarter. The average price for coated groundwood papers at Inpacel was $716 per ton, compared to $899 per ton last year and $634 per ton last quarter. Uncoated free sheet papers shipments of 102,000 tons were approximately even with last year and increased from 98,000 tons last quarter. Coated groundwood papers shipments of 51,000 tons increased from 43,000 tons last year and 48,000 tons last quarter. A maintenance outage is scheduled at Inpacel in the third quarter.

Distribution Segment

For the company's distribution segment, income from operations of $4 million improved from $2 million last year but declined from $6 million last quarter. The improvement from last year was mainly due to improved margins. The decline from last quarter was principally due to lower supplier rebates received this quarter.

Wood Products Segment

A summary of shipments and prices of the company's major wood products is as follows:

                                                 Shipments                       Price Per Unit
                                        ----------------------------     ------------------------------
                                         2nd Qtr   1st Qtr  2nd Qtr       2nd Qtr   1st Qtr    2nd Qtr
Product                                    1999     1999      1998          1999       1999      1998
-------                                    ----     ----      ----          ----       ----      ----
U.S.
   Lumber - MMBF                            120      119       116          $338       $328      $325
   Softwood Plywood - MMSF 3/8"             229      229       223          $286       $267      $225

Canada
   Lumber - MMBF                            283      229       214          $323       $281      $273
   Softwood Plywood - MMSF 3/8"             115       98        90          $275       $238      $198

For the company's wood products segment, which includes the wood-related operations of Weldwood, income from operations of $69 million improved from $13 million last year and $42 million in the first quarter of 1999. The improvement from last year and last quarter was primarily due to higher lumber and plywood prices, increased shipments of lumber and plywood in Canada, higher West Coast timber sales and lower purchased wood costs in the United States.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales (including intracompany transfers) for CPC and Weldwood for the first six months of 1999 were (U.S.) $197 million and (U.S.) $340 million, accounting for 8% and 13%, respectively, of consolidated net sales of the company. Excluding the special foreign currency transaction gain of $39 million in the first quarter, pre-tax income and net income of CPC for the first six months of 1999 were $58 million and $44 million, respectively. Pre-tax income and net income of Weldwood for the first six months of 1999 were $28 million and $17 million, respectively. The pre-tax income and net income of CPC and Weldwood for the first six months of 1999 accounted for all of the company's pre-tax and net income.

Labor Contracts

A new six-year labor contract, effective September 1, 1999, was ratified at the Roanoke Rapids, North Carolina paper mill.


Financial Condition
-------------------

General

The company's current ratio was 1.4 to 1 at June 30, 1999, March 31, 1999 and year-end 1998. Total debt to total capitalization declined to 44% at June 30, 1999 from 45% at March 31, 1999 and year-end 1998 as a result of lower outstanding domestic and foreign debt.

Significant Balance Sheet Changes

The May 1999 sale of the Canton System, the June 1999 sale of the Deferiet mill and the 33% devaluation of the Brazilian currency relative to the U.S. dollar were the main reasons for the decreases from December 31, 1998 in inventories, property, plant and equipment - net, other assets and deferred charges and accounts payable and accrued liabilities. The 33% devaluation of the Brazilian currency was the principal reason for the decline from December 31, 1998 in timber and timberlands - net. The increase in receivables - net from December 31, 1998 was mainly due to higher prices for lumber and plywood and the sale of timberlands. The net effect of foreign currency fluctuations relative to the U.S. dollar was a $240 million increase in the cumulative translation adjustment since December 31, 1998 in the accumulated other comprehensive income component of shareholders' equity.

For a discussion of changes in long-term debt (including current installments), short-term borrowings and cash and cash equivalents, see below.

Cash Flows Statement - General

1999
----
In the first six months of 1999, the company's net cash provided by operating activities and asset sales, principally the May 1999 sale of the Canton System and the June 1999 sale of the Deferiet mill, exceeded the requirements of its investing activities (principally capital expenditures). The excess was used to pay dividends, to pay a portion of the company's long-term debt (including current installments) and to increase cash and cash equivalents. Cash and cash equivalents increased by $113 million in the first six months to a total of $413 million, $175 million of which was held by the company's Brazilian and Canadian subsidiaries. In the first six months, net debt payments were $70 million. Long-term debt (including current installments) and short-term borrowings in the aggregate decreased by $172 million, mainly due to the impact of the devaluation on the debt of the company's Brazilian subsidiary.

1998
----
In the first six months of 1998, the company's net cash provided by operating activities and asset sales, primarily the June 1998 sale of the company's newsprint operations, exceeded the requirements of its investing activities (principally capital expenditures and the acquisition of Inpacel). The excess, together with cash and cash equivalents, was mainly used to pay a portion of the company's long-term debt (including current installments). Cash and cash equivalents decreased by $36 million to a total of $239 million.

Cash Flows Statement - Operating Activities

For the first six months, net cash provided by operating activities of $169 million decreased from $222 million a year ago. The decrease was principally due to lower net income, excluding the Brazilian foreign currency transaction gain, lower non-cash expenses for depreciation and cost of timber harvested, a higher increase in receivables and an increase in prepaid expenses, partially offset by lower net gains on asset sales, a decrease in inventories, a smaller decrease in accounts payable and accrued liabilities and a larger increase in other liabilities.

Cash Flows Statement - Investing Activities

For the first six months, net cash provided by investing activities of $18 million decreased from $216 million a year ago. The decline was primarily due to lower proceeds from the sales of divested operations this year. This was partially offset by lower capital expenditures this year, as well as the acquisition of Inpacel last year.

Cash Flows Statement - Financing Activities

For the first six months, net cash used in financing activities of $74 million decreased significantly from $474 million a year ago, mainly due to lower net payments of long-term debt.

At June 30, 1999 and December 31, 1998, the company had no U.S. commercial paper, current maturities of long-term debt and other short-term obligations classified as long-term debt. At June 30, 1999 and December 31, 1998, no notes were outstanding under the company's U.S. bank lines of credit. Domestically, at June 30, 1999, the company had unused bank lines of credit of $1.1 billion. At June 30, 1999, Weldwood had unused bank lines of credit of (U.S.) $90 million.

The annual principal payment requirements under the terms of all long-term agreements for the period from July 1 through December 31, 1999 are $214 million and for the years 2000 through 2003 are $248 million, $229 million, $28 million and $26 million, respectively.

In June 1999, the company announced that it will construct a sawmill near Cantonment, Florida. The project is expected to be completed in the third quarter of 2000 at a cost of $61 million.

The company presently anticipates that capital spending will be approximately $425 million in 1999, all of which is expected to be financed through internally generated funds and the use of cash and cash equivalents.

Divestiture Program

In December 1998, the company agreed to sell approximately 300,000 acres of timberlands in the northeast to The Conservation Fund for $76.2 million. As part of this transaction, on June 30, 1999, the company completed the sale of approximately 143,000 acres in New York for approximately $46 million. In July and August 1999, the company completed the sale of the remaining approximately 151,000 acres of timberlands in New Hampshire and Vermont for a total of approximately $30.2 million. On May 14, 1999, the company sold its mill in Canton, North Carolina, its extruding and converting facility in Waynesville, North Carolina, and its liquid packaging business to Blue Ridge Paper Products, Inc. for $200 million, consisting of $170 million in cash and a $30 million note. The contract also provides the opportunity for the company to receive an additional contingency payment in the future. On June 11, 1999, the company sold its groundwood specialty mill in Deferiet, New York to The Deferiet Paper Company for $34.5 million, a substantial portion of which was paid in cash. The company is continuing to actively pursue the sale of its mill in Hamilton, Ohio. In addition, the company has offered for sale approximately 54,000 acres of timberlands in North Carolina and Tennessee.

The Environment
---------------

As part of a national enforcement initiative by the United States Environmental Protection Agency, several forest products companies have received requests for information under Section 114 of the Clean Air Act (the "Act") and/or notices of violation ("NOV") relating to compliance with permitting requirements under the Act. The company has not received a Section 114 request or a NOV concerning any of its facilities.

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

The company has completed all stages of the remediation plan, including testing, for its business- information systems. The company has virtually completed all stages of the remediation plan, including testing, for its process-control systems and expects to finish testing in October.

The Year 2000 issue also will impact the information systems of Third Parties. The company, through meetings in some cases and written requests in others, has ascertained and assessed the progress of major Third Parties in identifying and addressing problems with respect to the Year 2000 issue. These Third Parties have indicated that they expect to successfully address the issue in timely fashion. However, certain of these parties have not yet provided details, deemed satisfactory by the company, regarding their state of readiness. The company will continue to monitor information regarding Year 2000 compliance by major Third Parties.

No significant information technology projects have been deferred as a result of the company's Year 2000 program.

Estimated Cost of Remediation

The company currently estimates total expenditures of approximately $20 million, substantially all of which had been expended as of June 30, 1999, to make the required Year 2000 modifications and replacements to its own systems.
Approximately two-thirds of the estimated total cost was associated with the remediation and replacement of process-control systems. All modification and maintenance costs, including costs to replace embedded technology that does not significantly extend the life or improve the performance of the related asset, were expensed as incurred. Costs to purchase new hardware and software and to replace embedded technology that does significantly extend the life or improve the performance of the related asset were capitalized and will be depreciated over the assets' useful lives. All of these costs were funded through internal cash flow. The estimated total cost does not include any expenditures that may be incurred in connection with the implementation of contingency plans, discussed below; such expenditures are not expected to be significant.

Most Reasonably Likely Worst-Case Scenarios

The company currently believes that it has modified or replaced its own affected systems so as to minimize detrimental effects on its operations. The company has received written assurances regarding Year 2000 compliance from almost all Third Parties with respect to their own systems, but is not in a position to reliably predict whether Third Parties will experience remediation problems. If the company or major Third Parties fail to successfully address the Year 2000 issue, there could be a material adverse impact on the business and results of operations of the company. For example, while the company self-generates approximately 55% of its electrical power requirements, it purchases the balance from outside sources. If the electrical power grid is disrupted as the result of Year 2000 systems failures, the company expects to curtail production until the grid is restored.

The company has determined the most reasonably likely worst-case scenarios that would result from any failure by the company or Third Parties to resolve the Year 2000 issue. The company is considering this matter in connection with its development of contingency plans, discussed below. Such scenarios include a temporary curtailment or cessation of manufacturing operations at one or more of the company's facilities, with a resulting loss of production; safety and environmental exposures; a temporary inability on the part of the company to process orders and deliver finished products to customers on a timely basis; and, in the event of Year 2000 disruptions in the operations of the company's customers, increased inventory and receivable levels. If these various events were to occur, they would result in lower sales, earnings and cash flows which, depending on the extent of the disruptions, could be material. However, failure to meet critical milestones identified in company plans would provide advance notice and steps would be taken to prevent injuries to employees and others, to prevent environmental contamination and to minimize the loss of production.

Contingency Plans

The company has substantially completed the development of contingency plans to address and mitigate the potential risks associated with the most reasonably likely worst-case scenarios, and expects to have such plans in place by the end of the third quarter of 1999. Such plans include, among other things, seeking alternative sources of raw materials, parts, other supplies and services.

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

Without limiting the generality of the foregoing, the disclosure in this report concerning the Year 2000 computer issue includes estimates of remediation costs and completion dates, projections of the possible effects of any non-compliance, possible contingency plans and other statements that are based on the company's current estimate of future events. All of these statements constitute forward-looking statements and are subject to risks and uncertainties including, but not limited to, the ability of the company to identify and remediate on a timely basis Year 2000 issues that affect its own systems and the ability of the company's suppliers and customers and other third parties with which it deals to identify and remediate on a timely basis Year 2000 issues that affect their systems.

                           PART II. OTHER INFORMATION

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders of the company was held on May 20, 1999.

(b)       N/A

(c) (i) Five nominees were elected to the Board of Directors at the 1999 Annual Meeting.

          Lawrence A. Bossidy - 83,057,316 votes were cast in favor of his election and 390,536 votes were withheld.

          Robert A. Charpie - 83,032,791 votes were cast in favor of his election and 415,061 votes were withheld.

          Allan E. Gotlieb - 83,024,140 votes were cast in favor of his election and 423,712 votes were withheld.

          Henrique C. Meirelles - 83,062,420 votes were cast in favor of his election and 385,432 votes were withheld.

          Richard E. Olson - 83,049,073 votes were cast in favor of his election and 398,779 votes were withheld.

    (ii) The shareholders approved the appointment of Arthur Andersen LLP as the company's auditors for 1999. There were 83,136,835 votes cast in favor of the proposal, 81,540 votes cast against the proposal and 229,477 abstentions.

    (iii) The shareholders approved the adoption of the company's 1999 Stock Option Plan. There were 61,709,236 votes cast in favor of the proposal, 15,817,345 votes cast against the proposal, 430,905 abstentions and 5,490,366 broker non-votes.

    (iv) The shareholders rejected a shareholder proposal to link executive compensation to environmental criteria. There were 3,698,407 votes cast in favor of the proposal, 71,655,124 votes cast against the proposal, 2,603,955 abstentions and 5,490,366 broker non-votes.

(d)       N/A

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------
(a)       See exhibit index following the signature page.

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






                                            Champion International Corporation
                                            ----------------------------------
                                                   (Registrant)





Date:       August 13, 1999                     /s/ John M. Nimons
       -------------------------           ----------------------------
                                                   (Signature)

                                           John M. Nimons
                                           Vice President and Controller






Date:       August 13, 1999                   /s/ Kenwood C. Nichols
       -------------------------           ----------------------------
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