Form 10-Q
period 1999-09-30
CHAMPION INTERNATIONAL CORP
filed 1999-11-12
CIK 19150

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            September 30, 1999
                                     -------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------------------------------

      Commission File Number                       1-3053
                             ---------------------------------------------------

                       Champion International Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                       13-1427390
--------------------------------            ------------------------------------
  State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 1999
----------------------------                     -------------------------------
Common stock, $.50 par value                               96,198,629

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                         (in millions, except per share)

                                                       Nine Months Ended              Three Months Ended
                                                          September 30,                  September 30,
                                                    -------------------------       -------------------------
                                                      1999            1998            1999            1998
                                                    ---------       ---------       ---------       ---------
Net Sales                                           $ 3,920.2       $ 4,308.8       $ 1,344.4       $ 1,358.0
Costs and Expenses
  Cost of products sold                               3,349.7         3,761.1         1,104.5         1,181.6
  Selling, general and administrative expenses          264.0           271.3            89.9            81.2
  Interest and debt expense                             185.5           196.2            61.2            61.4
  Other (income) expense - net (Note 2)                 (85.8)          (29.8)          (24.8)           (8.1)
                                                    ---------       ---------       ---------       ---------
Total costs and expenses                              3,713.4         4,198.8         1,230.8         1,316.1

Income Before Income Taxes and
  Extraordinary Item                                    206.8           110.0           113.6            41.9

Income Taxes                                             48.5            27.6            36.2            10.6
                                                    ---------       ---------       ---------       ---------

Income Before Extraordinary Item                        158.3            82.4            77.4            31.3
                                                    ---------       ---------       ---------       ---------

Extraordinary Item - Loss on Early
  Retirement of Debt, Net of Taxes                       (2.3)             --            (2.3)             --
                                                    ---------       ---------       ---------       ---------

Net Income                                          $   156.0       $    82.4       $    75.1       $    31.3
                                                    =========       =========       =========       =========

Average Number of Common Shares Outstanding              95.8            96.0            96.1            95.7
                                                    =========       =========       =========       =========

Earnings Per Common Share (Exhibit 11):
  Basic Earnings Per Common Share:
    Income Before Extraordinary Item                $    1.65       $     .86       $     .80       $     .33
    Extraordinary Item                                   (.02)             --            (.02)             --
                                                    ---------       ---------       ---------       ---------
    Net Income                                      $    1.63       $     .86       $     .78       $     .33
                                                    =========       =========       =========       =========
  Diluted Earnings Per Common Share:
    Income Before Extraordinary Item                $    1.64       $     .85       $     .80       $     .32
    Extraordinary Item                                   (.02)             --            (.02)             --
                                                    ---------       ---------       ---------       ---------
    Net Income                                      $    1.62       $     .85       $     .78       $     .32
                                                    =========       =========       =========       =========

Cash Dividends Declared                             $     .15       $     .15       $     .05       $     .05
                                                    =========       =========       =========       =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in millions of dollars)

                                                                   September 30,  December 31,
                                                                       1999           1998
ASSETS:                                                             (unaudited)
                                                                   -------------  ------------
Current Assets:
  Cash and cash equivalents                                          $  595.5       $  300.4
  Short-term investments                                                  9.6             --
  Receivables - net                                                     522.8          520.5
  Inventories                                                           398.6          503.5
  Prepaid expenses                                                       41.8           27.5
  Deferred income taxes                                                  82.4           86.6
                                                                     --------       --------
    Total Current Assets                                              1,650.7        1,438.5
                                                                     --------       --------

Timber and timberlands, at cost - less cost of timber harvested       2,260.9        2,430.4
                                                                     --------       --------
Property, plant and equipment, at cost                                7,391.8        8,585.3
  Less - Accumulated depreciation                                     3,532.3        4,356.5
                                                                     --------       --------
                                                                      3,859.5        4,228.8
                                                                     --------       --------

Other assets and deferred charges                                       648.2          742.2
                                                                     --------       --------
      Total Assets                                                   $8,419.3       $8,839.9
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable and accrued liabilities                           $  676.7       $  720.3
  Current installments of long-term debt                                353.3          228.0
  Short-term borrowings                                                  69.6           89.8
  Income taxes                                                           25.3           10.4
                                                                     --------       --------
    Total Current Liabilities                                         1,124.9        1,048.5
                                                                     --------       --------

Long-term debt                                                        2,571.6        2,947.5
                                                                     --------       --------
Other liabilities                                                       799.1          786.8
                                                                     --------       --------
Deferred income taxes                                                   948.0          961.2
                                                                     --------       --------

Shareholders' Equity:
  Capital Shares:
    Common (111,629,073 and 111,025,755, shares issued at
      September 30, 1999 and December 31, 1998, respectively)            55.8           55.5
    Capital surplus                                                   1,731.6        1,705.5
  Retained Earnings                                                   2,370.0        2,228.4
                                                                     --------       --------
                                                                      4,157.4        3,989.4
  Treasury shares, at cost                                             (689.3)        (689.7)
  Accumulated other comprehensive income                               (492.4)        (203.8)
                                                                     --------       --------
    Total Shareholders' Equity                                        2,975.7        3,095.9
                                                                     --------       --------
      Total Liabilities and Shareholders' Equity                     $8,419.3       $8,839.9
                                                                     ========       ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOWS (unaudited)
                            (in millions of dollars)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                   1999          1998
                                                                  -------       -------
Cash flows from operating activities:
Net income                                                        $ 156.0       $  82.4
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation expense                                              255.7         301.1
  Cost of timber harvested                                           60.3          69.9
  Net gain on sale of assets                                         (7.7)        (18.0)
  Foreign currency transaction (gain) loss                          (49.5)         (8.8)
  Changes in assets and liabilities, net of acquisitions and divestitures:
      Receivables                                                   (90.1)         52.4
      Inventories                                                    26.5         (32.7)
      Prepaid expenses                                              (18.9)          2.3
      Accounts payable and accrued liabilities                       28.0         (36.0)
      Income taxes payable                                           16.4          (1.4)
      Other liabilities                                              13.5          (3.8)
      Deferred income taxes                                          15.6           1.6
  All other - net                                                    11.2           6.7
                                                                  -------       -------
Net cash provided by operating activities                           417.0         415.7
                                                                  -------       -------
Cash flows from investing activities:
  Expenditures for property, plant and equipment                   (152.1)       (220.7)
  Timber and timberlands expenditures                               (75.5)        (97.7)
  Acquisitions of timberlands and mills (Note 3)                       --        (103.7)
  Purchase of investments                                            (9.6)         (5.5)
  Proceeds from sales of divested operations                        267.9         481.6
  Proceeds from sales of property, plant and equipment
    and timber and timberlands                                       11.7          26.6
  All other - net                                                    (3.8)         (0.8)
                                                                  -------       -------
Net cash provided by investing activities                            38.6          79.8
                                                                  -------       -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                           70.5         501.1
  Payments of current installments of long-term
    debt and long-term debt                                        (223.9)       (963.9)
  Cash dividends paid                                               (14.3)        (14.7)
  Payments to acquire treasury stock                                   --         (34.3)
  All other - net                                                     7.2           1.4
                                                                  -------       -------
Net cash used in financing activities                              (160.5)       (510.4)
                                                                  -------       -------
Increase (decrease) in cash and cash equivalents                    295.1         (14.9)
Cash and Cash Equivalents:
Beginning of period                                                 300.4         275.0
                                                                  -------       -------
End of period                                                     $ 595.5       $ 260.1
                                                                  =======       =======
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of capitalized amounts)                         $ 171.6       $ 190.5
    Income taxes (net of refunds)                                    15.6           4.7

           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                               September 30, 1999

Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature. Certain amounts for 1998 have been reclassified to conform to the current year's presentation.

Note 2.

Other income (expense) - net is comprised of the following:

                                         Nine Months Ended        Three Months Ended
                                           September 30,              September 30,
                                        --------------------      --------------------
(in millions of dollars)                 1999         1998         1999         1998
                                        -------      -------      -------      -------
Interest income                         $  27.5      $  15.8      $  13.2      $   6.0
Foreign currency transaction gains         49.5          8.8          8.0          4.8
Other                                       8.8          5.2          3.6         (2.7)
                                        -------      -------      -------      -------

                                        $  85.8      $  29.8      $  24.8      $   8.1
                                        =======      =======      =======      =======

Note 3.

In 1998, the company's Brazilian subsidiary acquired Inpacel and its forestry affiliate, and the company's Canadian subsidiary acquired Sunpine Forest Products, Ltd. The acquisitions, which were accounted for as purchases, included cash payments, net of cash and cash equivalents owned by the acquired companies, of $104 million, as well as outstanding debt of $333 million and $49 million of other liabilities.

Note 4.

Information about the company's operations in different businesses is as follows:

                                           Nine Months Ended          Three Months Ended
                                             September 30,               September 30,
                                         ----------------------      ----------------------
(in millions of dollars)                   1999          1998          1999          1998
                                         --------      --------      --------      --------
Net Sales to Unaffiliated Customers
  Pulp and Paper
    North America                        $2,080.4      $2,610.1      $  693.5      $  772.3
    Brazil                                  287.9         335.9          99.9         109.5
    Distribution                            614.2         631.9         217.7         208.4
                                         --------      --------      --------      --------
    Total Pulp and Paper                  2,982.5       3,577.9       1,011.1       1,090.2
                                         --------      --------      --------      --------

  Wood Products                             937.7         730.9         333.3         267.8
                                         --------      --------      --------      --------

  Total                                  $3,920.2      $4,308.8      $1,344.4      $1,358.0
                                         ========      ========      ========      ========

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                  Nine Months Ended           Three Months Ended
                                     September 30,               September 30,
                                 ---------------------       ---------------------
(in millions of dollars)          1999          1998          1999          1998
                                 -------       -------       -------       -------
Intersegment Sales
  Pulp and Paper
    North America                $  99.5       $ 112.3       $  32.4       $  40.5
    Brazil                          13.5           9.1           4.4           5.6
    Distribution                    12.8          16.8           4.0           4.6
                                 -------       -------       -------       -------
    Total Pulp and Paper           125.8         138.2          40.8          50.7
                                 -------       -------       -------       -------

  Wood Products                    288.8         374.0          84.6         111.6
                                 -------       -------       -------       -------

  Total                          $ 414.6       $ 512.2       $ 125.4       $ 162.3
                                 =======       =======       =======       =======

Income From Operations
  Pulp and Paper
    North America                $  38.2       $ 160.8       $  48.0       $  39.7
    Brazil                         103.9          75.4          36.4          26.5
    Distribution                    15.1           9.2           5.4           2.4
                                 -------       -------       -------       -------
    Total Pulp and Paper           157.2         245.4          89.8          68.6
                                 -------       -------       -------       -------

  Wood Products                    181.7          61.4          70.6          33.8
                                 -------       -------       -------       -------

  General Corporate Expense        (32.4)        (30.4)        (10.4)         (7.2)
                                 -------       -------       -------       -------

  Total                          $ 306.5       $ 276.4       $ 150.0       $  95.2
                                 =======       =======       =======       =======

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

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 1999, the company had achieved its targeted reduction in its world-wide workforce in the businesses which are not part of the planned divestitures (excluding positions added as the result of certain acquisitions in Canada, Brazil and Maine).

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

Results of operations for the product segments divested and to be divested, included in the accompanying consolidated statement of income, are as follows.

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
(in millions of dollars)                               1999              1998
                                                      -------           -------

Net sales                                             $ 353.8           $ 822.4

Costs and expenses                                      372.3             828.9
                                                      -------           -------

Income (loss) from operations                         $ (18.5)          $  (6.5)
                                                      =======           =======

The consolidated balance sheet includes the following amounts related to the product segments to be divested, excluding the reserve for asset impairment:

                                                                   September 30,
                                                                        1999
                                                                   -------------
(in millions of dollars)

Current assets                                                       $  73.3
Long-term assets (primarily property, plant
      and equipment)                                                   129.1
Current liabilities                                                     (9.0)
                                                                     -------

Net assets                                                           $ 193.4
                                                                     =======

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Activity in the first nine months of 1999 of the remaining reserves and liabilities associated with the provision for restructuring is as follows:

                                                     Asset
                                    Balance at     Retirements     Balance at
                                   December 31,     and Cash      September 30,
(in millions of dollars)              1998          Payments          1999
                                   ------------    -----------    -------------

Reserve for asset impairment         $569.0          $(410.1)        $158.9
Liabilities                            92.5            (19.4)          73.1
                                     ------          -------         ------

                                     $661.5          $(429.5)        $232.0
                                     ======          =======         ======

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

Comprehensive income (unaudited)

                                              Nine Months Ended          Three Months Ended
                                                September 30,               September 30,
                                            ---------------------       ---------------------
(in millions of dollars)                      1999          1998          1999          1998
                                            -------       -------       -------       -------
Net income                                  $ 156.0       $  82.4       $  75.1       $  31.3
Foreign currency translation
  adjustments:
    Cumulative tax effect of
      changing the functional
      currency for Brazilian
      operations to the Brazilian Real           --         (51.5)           --            --

    Other foreign currency
      translation adjustments                (288.6)        (82.3)        (48.4)        (40.8)
                                            -------       -------       -------       -------

Net foreign currency translation
  adjustment                                 (288.6)       (133.8)        (48.4)        (40.8)
                                            -------       -------       -------       -------

Comprehensive income (loss)                 $(132.6)      $ (51.4)      $  26.7       $  (9.5)
                                            =======       =======       =======       =======

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7.

The company occasionally enters into forward exchange contracts and interest rate swap agreements to hedge certain assets that are denominated in foreign currencies. In addition, the company occasionally enters into interest rate swap agreements which convert variable rate debt to fixed interest rate. At September 30, 1999, the company had no significant forward exchange contracts and interest rate swap agreements outstanding. The company does not hold financial instruments for trading purposes.

Note 8.

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, which will be effective for the company beginning in the fiscal year 2001, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in each derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

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

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overall Quarterly Results

The company reported net income in the third quarter of 1999 of $75 million or 78 cents per diluted share, compared to last year's third quarter net income of $31 million or 32 cents per share and last quarter's net income of $39 million or 41 cents per share. Third quarter 1999 results included an extraordinary charge of $2 million or two cents per share for the early retirement of debt. As discussed below, the improvement from the third quarter of last year was primarily due to significantly higher operating income in the wood products and pulp and paper segments. The improvement from last quarter was mainly due to significantly higher operating income in the North American pulp and paper segment. In addition, the improvement from both prior quarters reflected more favorable other (income) expense - net.

Significant Income Statement Changes

Net sales of $1.3 billion were approximately even with last year and last quarter. Gross profit of $240 million improved from $176 million last year and $187 million last quarter. Pre-tax income of $114 million, before the $2 million extraordinary charge, improved from $42 million a year ago and $52 million last quarter. The improvements in gross profit and pre-tax income from last year were principally due to significantly higher lumber and plywood prices and shipments, lower overall manufacturing costs and, with respect to pre-tax income, more favorable other (income) expense - net. The improvements in gross profit and pre-tax income from last quarter were primarily due to higher prices for domestic uncoated free sheet and coated groundwood papers and for pulp, higher pulp shipments and, with respect to pre-tax income, more favorable other (income) expense - net.

The aggregate cost of products sold declined from last year and was down slightly from last quarter. The declines from both prior quarters were principally due to lower manufacturing costs in Brazil, and lower paper shipments resulting from (i) the May 1999 sale of the company's mill in Canton, North Carolina, the extruding and converting facility in Waynesville, North Carolina, and the liquid packaging business (the Canton System) and (ii) the June 1999 sale of the company's groundwood specialty mill in Deferiet, New York.

Selling, general and administrative expenses increased from last year and were approximately even with last quarter. The increase from last year was mainly due to the impact of stock price fluctuations on the value of stock appreciation rights and other stock-based compensation.

Other (income) expense - net improved from both last year and last quarter principally due to higher interest income (primarily resulting from the investment of asset divestiture proceeds) and higher foreign currency transaction gains for the company's Brazilian subsidiary, Champion Papel e Celulose Ltda. ("CPC"). See Note 2 to the Consolidated Financial Statements.

The company's effective tax rate reflects the mix of earnings from the company's operations in North America and Brazil; the tax rate applicable to North American operations is higher than the Brazilian tax rate. The effective tax rate for the third quarter of 1999 was higher than last year and last quarter due to a higher proportion of North American pre-tax income.

Year-to-Date Results

For the first nine months, the company reported net income of $156 million or $1.63 per diluted share compared to $82 million or $.85 per share a year ago.

Pulp, Paper and Distribution

Each of the company's North American and Brazilian pulp and paper segments and its distribution segment is discussed separately below. For these segments in the aggregate, third quarter operating income of $90 million increased from $69 million in the year-ago quarter and $40 million last quarter. The improvement from the year-ago quarter was mainly due to lower overall manufacturing costs and improved results at the company's Brazilian operations. The improvement from last quarter was primarily due to higher prices for domestic uncoated free sheet and coated groundwood papers and for pulp, and increased shipments of pulp.

North American Pulp and Paper Segment

The North American pulp and paper segment consists of the company's domestic pulp and paper operations, excluding its distribution business, as well as the softwood market pulp operations at the company's Canadian subsidiary, Weldwood of Canada Limited ("Weldwood").

Operating income for the company's North American pulp and paper segment of $48 million improved from $40 million a year ago and $1 million last quarter. Total North American paper, packaging and pulp shipments of approximately 1.1 million tons declined from 1.2 million tons last year and were approximately even with last quarter. The decline in shipments from last year was due to the divestiture of various facilities discussed above under "Significant Income Statement Changes", partially offset by increased pulp and paper shipments from ongoing operations.

A summary of shipments and prices of the company's major U.S. paper products is as follows:

                                          Shipments
                                   (Thousands of Short Tons)              Average Price Per Ton
                                -------------------------------     ---------------------------------
                                3rd Qtr     2nd Qtr     3rd Qtr     3rd Qtr      2nd Qtr      3rd Qtr
Product                          1999        1999        1998        1999         1999         1998
                                -------     -------     -------     -------      -------      -------
Uncoated Free Sheet               337         339         387        $655         $610         $630
Coated Free Sheet                 157         154         157        $847         $848         $921
Coated Groundwood                 207         193         171        $836         $819         $923
Uncoated Groundwood                23          52          65        $617         $658         $728
Kraft Paper & Linerboard          127         130         124        $400         $374         $364

The mills in the domestic coated papers business are in Bucksport, Maine; Quinnesec, Michigan; and Sartell, Minnesota. Pulp sales at Quinnesec and uncoated groundwood papers produced at Sartell also are included in the results of this business. Operating income for the domestic coated papers business declined from last year but improved from last quarter. The decline from last year was principally due to lower prices for coated free sheet and coated groundwood papers. The improvement from last quarter was primarily due to higher prices and shipments for coated groundwood papers. Prices for coated papers and pulp continued to improve early in the fourth quarter.

The mills in the domestic uncoated papers business are in Pensacola, Florida and Courtland, Alabama. Pulp sales at Pensacola and Courtland and coated free sheet papers sales at Courtland also are included in the results of this business. The small operating income for the domestic uncoated papers business improved from the operating losses of last year and last quarter. The improvements were mainly due to higher prices for uncoated free sheet papers and pulp. Prices for uncoated free sheet papers and pulp continued to improve early in the fourth quarter.

Linerboard and kraft papers are produced at the Roanoke Rapids, North Carolina mill. Operating income for the kraft papers business improved from last year and was approximately even with last quarter. The improvement from the year-ago quarter was primarily due to higher prices for kraft papers and linerboard. Improved prices from last quarter were offset by slightly lower shipments due to a storm-related power outage.

In the third quarter of 1999, the only remaining pulp and paper operation to be divested was the Hamilton, Ohio paper mill. The third quarter operating loss for this operation was smaller than the loss from divested operations for last year and last quarter, mainly due to the operating losses in the prior quarters for the Canton System and the Deferiet, New York mill, which were sold in May 1999 and June 1999, respectively.

Weldwood's market pulp operations consist of its mill in Hinton, Alberta and a 50% interest in a joint venture pulp mill in Quesnel, British Columbia. Operating income for these operations was approximately even with last year but improved significantly from the operating loss last quarter. The improvement from last quarter was due to higher shipments and prices for northern bleached softwood kraft ("NBSK") pulp and also reflected the higher manufacturing costs for NBSK pulp last quarter that resulted from scheduled maintenance outages at both pulp mills and a two-week strike at the Hinton mill which ended on April 5. Compared to the year-ago quarter, higher prices and shipments for NBSK pulp were offset by increased manufacturing costs. The average price for NBSK pulp was (U.S.) $374 per ton in the third quarter of 1999, compared to $360 per ton in the third quarter of 1998 and $342 per ton in the second quarter. Shipments of 157,000 tons increased from 148,000 tons last year and 117,000 tons last quarter. Prices for pulp continued to improve early in the fourth quarter.

Brazilian Pulp and Paper Segment

In January 1999, the government of Brazil ceased its efforts to control the rate of devaluation of the Brazilian currency, the Real, and allowed the exchange rate for the Real to float freely. As a result, the Real devalued 30% against the U.S. dollar in the first quarter of 1999. During the second and third quarters, the exchange rate began to stabilize, devaluing only an additional 8% against the U.S. dollar. This devaluation reduced the cost of manufacturing, thereby improving the competitive position, for exports by CPC. At any given time, exports account for between 30% and 60% of CPC's sales. However, the devaluation has reduced domestic selling prices on a U.S. dollar basis. Overall, the effect of the devaluation on CPC's operating income for the first three quarters of 1999 was slightly positive.

The Brazilian pulp and paper segment consists primarily of the pulp and paper operations of CPC. In addition, the segment includes CPC's wood-related operations. Operating income of $36 million improved from $27 million last year and $35 million last quarter. The improvement from last year was mainly due to higher shipments for coated groundwood and uncoated free sheet papers and lower manufacturing costs, which more than offset lower prices. The slight improvement from last quarter was due to lower manufacturing costs which more than offset lower overall prices and shipments. The overall average price for uncoated free sheet papers was $591 per ton in the third quarter, compared to $715 per ton in the year-ago quarter and $588 per ton last quarter. The average price for coated groundwood papers was $707 per ton, compared to $847 per ton last year and $745 per ton last quarter. Uncoated free sheet papers shipments of 102,000 tons increased from 99,000 tons last year and were approximately even with last quarter. Coated groundwood papers shipments of 46,000 tons compared to 39,000 tons last year and 51,000 tons last quarter.

Distribution Segment

For the company's distribution segment, income from operations of $5 million improved from $2 million last year and $4 million last quarter. The improvement from last year and last quarter was mainly due to improved margins.

Wood Products Segment

A summary of shipments and prices of the company's major wood products is as follows:

                                                 Shipments                         Price Per Unit
                                      -------------------------------     ---------------------------------
                                      3rd Qtr     2nd Qtr     3rd Qtr     3rd Qtr      2nd Qtr      3rd Qtr
Product                                1999        1999        1998        1999         1999         1998
                                       ----        ----        ----        ----         ----         ----
U.S.
  Lumber - MMBF                         123         120         116        $346         $338         $316
  Softwood Plywood - MMSF 3/8"          237         229         231        $290         $286         $239

Canada
  Lumber - MMBF                         246         283         185        $342         $323         $281
  Softwood Plywood - MMSF 3/8"           94         115          82        $299         $275         $232

For the company's wood products segment, which includes the wood-related operations of Weldwood, income from operations of $71 million improved from $34 million last year and $69 million in the second quarter of 1999. The improvement from the year-ago quarter was principally due to significantly higher lumber and plywood prices in Canada and the United States and increased shipments of lumber and plywood in Canada. The improvement from last quarter was mainly due to higher average Canadian lumber and plywood prices, which more than offset lower Canadian shipments. Lumber and plywood prices experienced seasonal declines early in the fourth quarter.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Canada and Brazil. Net sales (including intracompany transfers) for CPC and Weldwood for the first nine months of 1999 were (U.S.) $301 million and (U.S.) $532 million, accounting for 8% and 14%, respectively, of consolidated net sales of the company. Pre-tax income and net income of CPC for the first nine months of 1999 were $137 million and $118 million, respectively, including foreign currency transaction gains of $49 million. Pre-tax income and net income of Weldwood for the first nine months of 1999 were $62 million and $38 million, respectively. The pre-tax income and net income of CPC and Weldwood for the first nine months of 1999 accounted for substantially all of the company's pre-tax income and all of its net income, respectively,

Financial Condition

General

The company's current ratio was 1.5 to 1 at September 30, 1999, compared to 1.4 to 1 at June 30, 1999 and year-end 1998. Total debt to total capitalization declined to 43% at September 30, 1999 from 44% at June 30, 1999 and 45% at year-end 1998 as a result of lower outstanding domestic and foreign debt.

Significant Balance Sheet Changes

The May 1999 sale of the Canton System, the June 1999 sale of the Deferiet, New York mill and the 38% devaluation of the Brazilian currency relative to the U.S. dollar were the main reasons for the decreases from December 31, 1998 in inventories, property, plant and equipment-net, other assets and deferred charges and accounts payable and accrued liabilities. The sale of approximately 300,000 acres of timberlands in the Northeast, described below, and the 38% devaluation of the Brazilian currency were the principal reasons for the decline from December 31, 1998 in timber and timberlands-net. The net effect of foreign currency fluctuations relative to the U.S. dollar was a $289 million increase in the cumulative translation adjustment since December 31, 1998 in the accumulated other comprehensive income component of shareholders' equity.

For a discussion of changes in long-term debt (including current installments), short-term borrowings and cash and cash equivalents, see below.

Cash Flows Statement - General

1999

In the first nine months of 1999, the company's net cash provided by operating activities and asset sales, principally the sales of the Canton System, the Deferiet, New York mill and approximately 300,000 acres of timberlands in the Northeast, exceeded the requirements of its investing activities (principally capital expenditures). The excess was used to pay dividends, to pay a portion of the company's long-term debt (including current installments) and to increase cash and cash equivalents. Cash and cash equivalents increased by $295 million in the first nine months to a total of $596 million, $185 million of which was held by the company's Brazilian and Canadian subsidiaries. In the first nine months, net debt payments were $153 million. Long-term debt (including current installments) and short-term borrowings in the aggregate decreased by $271 million, mainly due to the net debt payments and the impact of the devaluation of the Real on the debt of the company's Brazilian subsidiary. See "New Profit-Improvement and Shareholder-Value Plan" below for a description of the company's plans to further reduce debt, to increase the dividend rate and repurchase shares of common stock.

1998

In the first nine months of 1998, the company's net cash provided by operating activities and asset sales, primarily the June 1998 sale of the company's newsprint operations, exceeded the requirements of its investing activities (principally capital expenditures and the acquisitions of Industria de Papel Arapoti S.A. ("Inpacel") in Brazil and Sunpine Forest Products Ltd. ("Sunpine") in Canada). The excess, together with cash and cash equivalents, was mainly used to pay a portion of the company's long-term debt (including current installments). Cash and cash equivalents decreased by $15 million to a total of $260 million.

Cash Flows Statement - Operating Activities

For the first nine months, net cash provided by operating activities of $417 million was approximately even with a year ago. The increase in net income, excluding foreign currency transaction gains, a decrease in inventories and an increase in current and long-term liabilities were offset by lower non-cash expenses for depreciation and cost of timber harvested, and increases in receivables and prepaid expenses.

Cash Flows Statement - Investing Activities

For the first nine months, net cash provided by investing activities of $39 million decreased from $80 million a year ago. The decline was primarily due to lower proceeds from the sales of divested operations this year. This was partially offset by lower capital expenditures this year, as well as the acquisitions of Inpacel and Sunpine last year.

Cash Flows Statement - Financing Activities

For the first nine months, net cash used in financing activities of $161 million decreased significantly from $510 million a year ago, mainly due to lower net payments of long-term debt.

At September 30, 1999 and December 31, 1998, the company had no U.S. commercial paper, current maturities of long-term debt and other short-term obligations classified as long-term debt. At September 30, 1999 and December 31, 1998, no notes were outstanding under the company's U.S. bank lines of credit. Domestically, at September 30, 1999, the company had unused bank lines of credit of $1.1 billion. At September 30, 1999, Weldwood had unused bank lines of credit of (U.S.) $109 million.

During the third quarter, the company borrowed $31 million through the issuance of long-term, tax-exempt bonds.

The annual principal payment requirements under the terms of all long-term agreements for the period from October 1 through December 31, 1999 are $201 million and for the years 2000 through 2003 are $154 million, $205 million, $29 million and $27 million, respectively.

The company presently anticipates that capital spending will be approximately $375 million in 1999, all of which is expected to be financed through internally generated funds and the use of cash and cash equivalents.

New Profit-Improvement and Shareholder-Value Plan

On October 14, 1999, the company announced that the goal of its Profit-Improvement Program announced in October 1997 -- to increase annual pre-tax earnings by $400 million -- will be achieved by year-end 1999, one year ahead of schedule.

The company also announced that the next steps it will take to improve profitability and maximize shareholder value include a program targeted to further increase the annual pre-tax earnings of the company at a rate of $285 million by the end of 2001, a total-debt-to-total-capitalization ratio target of 35% or less to be achieved by the end of 2001, an increase in the dividend paid on its common stock, and a share repurchase program.

Value-Creation Program

The company has identified a number of value-creation initiatives that are targeted to further improve annual pre-tax earnings at a rate of $285 million by the end of 2001. These initiatives, called "Target 285," include $100 million in productivity improvements, $140 million from new top-line improvements, and $45 million from projects currently under way but not yet completed or fully optimized.

Total-Debt-to-Total-Capitalization Ratio Targeted at 35%

The company has targeted a total-debt-to-total-capitalization ratio of 35% or less by the end of 2001. A significant portion of this balance sheet improvement will be achieved in 1999. During 1999, the company will reduce its long-term debt by approximately $400 million. This includes the repurchase before maturity of approximately $200 million of debt, $100 million of which was repurchased in the third quarter with the remainder being repurchased in the fourth quarter. An additional $200 million of debt that matures in December will be retired and will not be refinanced.

Planned Increases in Dividend Rate

The company has adopted a new dividend policy. For several years, the company's dividend rate has been $.05 per quarter. Under the new policy, the rate will increase by $.05 per quarter until it reaches a quarterly level of $.25 per share. The new policy will be effective with the regular quarterly dividend to be declared in November 1999 and paid in January 2000.

Share Repurchase Program

The company has adopted a policy to repurchase shares from time to time in an amount sufficient to offset the earnings dilution resulting from the company's various stock-based compensation plans, retroactive to October 1996. The company estimates that it may need to repurchase as many as 3.6 million shares by 2001 under this new policy.

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

State of Readiness

In early 1996, the company organized a Year 2000 project team to assess the impact of the Year 2000 issue on its operations, develop plans to address the issue and implement compliance. The project team developed a company-wide, Year 2000 remediation plan which consisted of a five-step process with respect to the company's own systems: (1) planning; (2) inventory (identification of systems that require reprogramming or replacement); (3) analysis (assessment of risks, identification of where failures may occur and development of solutions); (4) programming (remediation and/or replacement of non-compliant systems); and (5) testing. The project team also developed plans to seek information regarding and to assess the Year 2000 compliance status and remediation efforts of major Third Parties.

The company's information systems consist of business-information systems and process-control systems. The business-information systems support financial and administrative processes such as order entry, payroll, accounts payable and accounts receivable. The process-control systems are used primarily in manufacturing operations; they include information-technology systems as well as embedded technology, such as chips embedded in various machine components. The company has completed all stages of the remediation plan, including testing, for its critical business-information systems and its critical process-control systems.

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

Estimated Cost of Remediation

The company currently estimates total expenditures of approximately $20 million, substantially all of which had been expended as of September 30, 1999, to make the required Year 2000 modifications and replacements to its own systems. Approximately two-thirds of the estimated total cost was associated with the remediation and replacement of process-control systems. All modification and maintenance costs, including costs to replace embedded technology that does not significantly extend the life or improve the performance of the related asset, were expensed as incurred. Costs to purchase new hardware and software and to replace embedded technology that does significantly extend the life or improve the performance of the related asset were capitalized and will be depreciated over the assets' useful lives. All of these costs were funded through internal cash flow. The estimated total cost does not include any expenditures that may be incurred in connection with the implementation of contingency plans, discussed below.

Most Reasonably Likely Worst-Case Scenarios

The company believes that it has modified or replaced all of its own affected critical systems so as to minimize detrimental effects on its operations. The company has received written assurances regarding Year 2000 compliance from almost all Third Parties with respect to their own systems, but is not in a position to reliably predict whether Third Parties will experience remediation problems. If, despite remediation and testing of critical systems by the company and assurances from Third Parties, the information systems of the company or major Third Parties do not function properly as the result of the Year 2000 issue, there could be a material adverse impact on the business and results of operations of the company. For example, while the company self-generates approximately 55% of its electrical power requirements, it purchases the balance from outside sources. If the electrical power grid is disrupted as the result of Year 2000 systems failures, the company expects to curtail production until the grid is restored.

The company has determined the most reasonably likely worst-case scenarios that would result from any systems failures by the company or Third Parties as the result of the Year 2000 issue. Such scenarios include a temporary curtailment or cessation of manufacturing operations at one or more of the company's facilities, with a resulting loss of production; safety and environmental exposures; a temporary inability on the part of the company to process orders and deliver finished products to customers on a timely basis; and, in the event of Year 2000 disruptions in the operations of the company's customers, increased inventory and receivable levels. If these various events were to occur, they would result in lower sales, earnings and cash flows which, depending on the extent of the disruption, could be material.

Contingency Plans

The company has completed the development of contingency plans to address and mitigate the potential risks associated with the most reasonably likely worst-case scenarios. These plans focus principally on employee safety, environmental integrity, the protection of the company's physical assets and responses to potential business interruptions. Such plans include, among other things, verifying the functionality of chemical-release monitors; preparing for mill closures to avoid the risk of improper discharges; protecting manufacturing equipment from freezing in the event of a loss of power concurrent with severe cold weather; seeking alternative sources of raw materials, parts, other supplies and services; and monitoring vendor-managed inventory systems and placing orders by telephone in the event of the failure of such systems. The company currently does not plan to stockpile raw materials or other supplies.

The company will maintain a Year 2000 problem management and information center leading up to, on and for a period of time after January 1, 2000.

                                      * * *

The company's Year 2000 program is an ongoing process. Contingency plans will be updated as appropriate. Projections of the possible effects of any non-compliance are subject to change.

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

Without limiting the generality of the foregoing, the disclosure in this report concerning the Year 2000 computer issue includes estimates of remediation costs, a summary of most reasonably likely worst-case scenarios, projections of the possible effects of any non-compliance and other statements that are based on the company's current estimate of future events. All of these statements constitute forward-looking statements and are subject to risks and uncertainties including, but not limited to, the success of the company's remediation of the Year 2000 issues that affect its own systems and the ability of the company's suppliers and customers and other third parties with which it deals to identify and remediate on a timely basis Year 2000 issues that affect their systems.

                           PART II. OTHER INFORMATION

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings.

      On October 14, 1999, the Florida Department of Environmental Protection proposed that the company enter into a Consent Order relating to alleged violations of the wastewater discharge permit at the company's Pensacola, Florida pulp and paper mill. The Consent Order would require the company to take additional steps to control the discharge of suspended solids, nutrients and oxygen-consuming material in the mill's wastewater and to pay a civil penalty of $137,730. The company is currently considering whether to enter into the proposed Consent Order.

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

                                          Champion International Corporation
                                                      (Registrant)


Date:       November 12, 1999                      /s/ John M. Nimons
      -----------------------------     ----------------------------------------
                                                       (Signature)

                                          John M. Nimons
                                          Vice President and Controller


Date:       November 12, 1999                   /s/ Kenwood C. Nichols
      -----------------------------     ----------------------------------------
                                                      (Signature)

                                          Kenwood C. Nichols
                                          Vice Chairman and Executive Officer

                                  EXHIBIT INDEX

Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. Exhibit numbers 10.1 through 10.8, which are preceded by a plus sign (+), are management contracts or compensatory arrangements.

+ 10.1 - Amendment dated as of May 28, 1999 to Agreement dated as of September
         18, 1997 between the Company and Richard E. Olson.

+ 10.2 - Amendment dated as of May 28, 1999 to Agreement dated as of October 18,
         1990 between the Company and Kenwood C. Nichols.

+ 10.3 - Amendment dated as of May 28, 1999 to Agreement dated as of October 18,
         1990 between the Company and Richard L. Porterfield.

+ 10.4 - Amendment dated as of May 28, 1999 to Agreement dated as of October 18,
         1990 between the Company and L. Scott Barnard.

+ 10.5 - Agreement dated as of May 28, 1999 between the Company and Thomas L.
         Griffin providing certain severance arrangements.

+ 10.6 - Amendment dated as of May 28, 1999 to Agreement dated as of May 28,
         1999 between the Company and Mr. Griffin.

+ 10.7 - Agreement Relating to Legal Expenses dated May 28, 1999 between the
         Company and Mr. Griffin providing reimbursement of certain legal expenses following a change in control of the Company.

+ 10.8 - Second Amendment dated as of October 1, 1999 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank.

  11   - Calculation of Basic Earnings Per Common Share and Diluted Earnings per
         Common Share (unaudited).

  27   - Financial Data Schedule (unaudited)