Form 10-K405
period 1999-12-31
CHAMPION INTERNATIONAL CORP
filed 2000-03-17
CIK 19150

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 1-3053

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000 was approximately $4,994,000,000.

  As of February 29, 2000, 96,583,264 shares of common stock of the registrant were outstanding.

  Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference in Parts I, II and IV hereof.

===============================================================================

                                    PART I


Item 1.  Business

General

     Champion International Corporation was incorporated under the laws of the State of New York on April 28, 1937. References to the "Company" include Champion International Corporation and its subsidiaries at December 31, 1999, unless the context otherwise requires.

     On February 17, 2000, UPM-Kymmene Corporation and the Company announced that their boards of directors had approved a definitive merger agreement. Under the terms of the agreement, UPM-Kymmene will exchange 1.99 of its ordinary shares for each outstanding share of the Company's Common Stock. Company shareholders may elect to receive either UPM-Kymmene American Depositary Receipts or ordinary shares.

     The merger is conditioned upon, among other things, the approvals of the shareholders of both companies and regulatory approvals in various jurisdictions. The companies anticipate that the merger can be completed during the first half of 2000.

     The Company is one of the leading domestic manufacturers of paper for business communications, commercial printing and publications. In addition, the Company has significant market pulp, plywood, lumber and wood chip manufacturing operations and owns or controls approximately 4,996,000 acres of timberlands in the United States. The Company's Canadian and Brazilian subsidiaries also own or control significant timber resources supporting their operations.

     The Company's business segments are North American pulp and paper, Brazilian pulp and paper, distribution and wood products. See Note 14 of "Notes to Financial Statements" on pages 43 and 44 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Company's 1999 Annual Report"), which Note is incorporated by reference herein, for information concerning the Company's business segments and operations in different geographic areas for 1997, 1998 and 1999.

     On October 7, 1997, the Company approved a plan to divest several non-strategic operations. As part of the divestiture, the Company offered for sale the Canton, North Carolina freesheet papers and bleached paperboard mill, the newsprint mills at Lufkin and Sheldon, Texas, the groundwood papers mill at Deferiet, New York and the premium freesheet papers mill at Hamilton, Ohio.
Also offered for sale were the liquid packaging operation (the DairyPak unit) consisting of the Waynesville, North Carolina plant and six paperboard converting plants, the recycling business and approximately 300,000 acres of timberlands. In 1998, the Company sold the Lufkin and Sheldon mills, one of the paperboard converting plants and a portion of the recycling business. In 1999, the Company sold the Canton mill, the Deferiet mill, the Waynesville plant, the five remaining paperboard converting plants and the approximately 300,000 acres of timberlands. The Company is continuing to actively pursue the sale of the Hamilton mill. In addition, the Company has offered for sale approximately 35,000 acres of timberlands in North Carolina and Tennessee. The Hamilton mill is not included in the discussion under "North American Pulp and Paper" below except as set forth under "North American Pulp and Paper - Operations to Be Divested".

North American Pulp and Paper

     The North American pulp and paper segment consists of the Company's domestic pulp and paper operations, excluding its distribution business, as well as the softwood market pulp operations at the Company's wholly owned Canadian subsidiary, Weldwood of Canada Limited ("Weldwood").

     See the "Paper Net Sales" table on page 24 of the Company's 1999 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the North American pulp and paper segment for 1997, 1998 and 1999.

                                Uncoated Papers

     The uncoated papers business manufactures and sells uncoated freesheet papers, pulp and, to a lesser extent, coated freesheet papers. The principal manufacturing properties of this operation consist of integrated pulp and paper mills at Courtland, Alabama and Pensacola, Florida. As of December 31, 1999, these mills had an annual capacity of approximately 1,471,000 tons of pulp and 1,540,000 tons of freesheet papers.

     Most of the fiber requirements of the uncoated papers business is supplied by its own mills and approximately 6% of its fiber requirements in 1999 was purchased from third-party suppliers. In addition, approximately 12% of the pulp produced at the Courtland and Pensacola mills was sold on the open market in 1999.

     Papers produced by the uncoated papers business are used for computer forms, desktop printers, copier paper, envelope papers and a variety of commercially printed products. The uncoated papers business and the coated papers business jointly maintain 11 sales offices throughout the United States, as well as an order services office in Hamilton, Ohio, for the sale of their products to direct purchasers and through paper merchants and brokers. The uncoated papers business also has responsibility for the sale of uncoated freesheet papers distributed by the Company pursuant to an agreement with APRIL Fine Paper Trading Pte Ltd.

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


                                 Coated Papers

     The coated papers business manufactures and sells coated groundwood papers, coated freesheet papers, pulp and, to a lesser extent, uncoated groundwood papers. The manufacturing properties of this operation consist of integrated pulp and paper mills at Bucksport, Maine; Sartell, Minnesota; and Quinnesec, Michigan. As of December 31, 1999, these mills had an annual capacity of approximately 804,000 tons of pulp, 816,000 tons of groundwood papers and 329,000 tons of coated freesheet papers.

     A portion of the fiber requirements of the coated papers business is supplied by its own mills, a portion is supplied by other Company pulp mills, and approximately 25% of its fiber requirements in 1999 was purchased from third-party suppliers.

     The Company manufactures pulp for sale on the open market at the Quinnesec mill. In 1999, approximately 59% of the pulp production of this mill, or 255,000 tons, was sold on the open market. The balance was used in the production of paper at the Quinnesec mill and at other Company paper mills.

     The Company's coated and uncoated groundwood grades are used primarily for consumer magazines, direct mail catalogs, directories, textbooks and coupons. Coated freesheet papers are used in catalogs, magazines, textbooks, labels, annual reports and many other commercially printed products. Sales are made to direct purchasers and through paper merchants and brokers from the 11 sales offices and the order services office in Hamilton, Ohio jointly maintained with the uncoated papers business.

     The Company leases the building which houses one of the paper machines at the Sartell mill until 2008. Thereafter, the Company has options to renew the lease for five terms of five years each. The Company also has the option to purchase the building at its then-current market value at the end of the initial term in 2008 or thereafter at the end of each five-year renewal term.

                                     Kraft

     The Company produces unbleached linerboard, kraft paper and pulp at its integrated pulp and paper mill at Roanoke Rapids, North Carolina. As of December 31, 1999, this mill had an annual capacity of approximately 529,000 tons of pulp, 410,000 tons of linerboard and 119,000 tons of kraft paper.

     All of this mill's pulp production is used at the mill. In addition, a portion of the fiber requirements of this mill is supplied by other Company pulp mills and approximately 3% of its fiber requirements in 1999 was purchased from third-party suppliers.

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

     Weldwood manufactures bleached softwood kraft pulp at its mill in Hinton, Alberta, Canada. As of December 31, 1999, this mill had an annual capacity of approximately 472,000 tons. In 1999, approximately 23% of the mill's pulp production was used in the Company's own freesheet papers and groundwood papers mills. The balance was sold on the open market through the Company's headquarters in Stamford, Connecticut and a Company sales office in Appleton, Wisconsin.

     Cariboo Pulp & Paper Company, a joint venture owned equally by Weldwood and Daishowa-Marubeni International Limited, operates a bleached softwood kraft pulp mill in Quesnel, British Columbia, Canada. As of December 31, 1999, this mill had an annual capacity of approximately 370,000 tons. In 1999, approximately 19% of Weldwood's 50% share of the mill's pulp production was used in the Company's Hamilton, Ohio mill, which is to be divested. The balance of Weldwood's share was sold on the open market through the Company's headquarters in Stamford, Connecticut and a Company sales office in Appleton, Wisconsin.

     While certain of the Company's mills purchase pulp on the open market, the Company and Weldwood overall are net sellers of pulp. Excluding the operations divested in 1999, the Company and Weldwood in the aggregate in 1999 produced approximately 902,000 tons of pulp for sale to unaffiliated purchasers, while the Company used approximately 243,000 tons of pulp purchased from third-party suppliers, resulting in net market pulp of approximately 659,000 tons.


                           Operations to Be Divested

     The Company has offered for sale the Hamilton, Ohio paper mill. This mill manufactures and sells premium freesheet papers and, as of December 31, 1999, had an annual capacity of approximately 132,000 tons of freesheet papers.

Brazilian Pulp and Paper

     The Brazilian pulp and paper segment consists primarily of the pulp and paper operations of the Company's wholly owned Brazilian subsidiary, Champion Papel e Celulose Ltda. ("Champion Papel"). In addition, the segment includes Champion Papel's wood-related operations.

     See the "Paper Net Sales" table on page 24 of the Company's 1999 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the Brazilian pulp and paper segment for 1997, 1998 and 1999.

     Champion Papel is a major integrated manufacturer of uncoated freesheet papers, coated groundwood papers and pulp in Brazil. As of December 31, 1999, its two mills had an annual capacity of approximately 423,000 tons of uncoated freesheet papers, 205,000 tons of coated groundwood papers and 439,000 tons of pulp. In addition to being a leading supplier of freesheet and groundwood papers in Brazil, Champion Papel exports a substantial portion of its paper production.

     As of December 31, 1999, Champion Papel had approximate annual capacities of 1,000,000 tons of softwood chips, most of which is exported to Europe and Japan, and 9 million board feet of softwood lumber.

     For information concerning timberlands owned or controlled by Champion Papel, see the section captioned "Timber Properties" below.

Distribution

     Nationwide Papers, a unit of the Company, is a distributor of paper, paper products and industrial products. Its marketing operations are carried out through 31 sales offices and 28 distribution centers in 20 states. At three of the centers, Nationwide Papers converts rolls of bleached paperboard and coated and uncoated papers into sheets. In 1999, approximately 82% of its sales were attributable to merchandise purchased from numerous manufacturers other than the Company. However, Nationwide Papers is not dependent on any single supplier for such merchandise.

     This business has responsibility for the sale of uncoated freesheet papers, designed for use in laser jet printers, manufactured and distributed by the Company pursuant to an agreement with Hewlett-Packard Company. This agreement grants the Company a license to use certain Hewlett-Packard trademarks in North America, Central America, South America, Europe, Africa and the Middle East in connection with the sale of these papers.

Wood Products

     The Company is a major producer of softwood plywood and softwood lumber. The Company's wood products business is conducted through its domestic wood products operations and through the wood products operations of Weldwood.

     The principal wood products manufacturing facilities operated by the Company are summarized under Item 2 of this Report. As of December 31, 1999, the Company's domestic wood products operations had approximate annual capacities of 940 million square feet (3/8" basis) of softwood plywood and 495 million board feet of softwood lumber. As of December 31, 1999, Weldwood had approximate annual capacities of 395 million square feet (3/8" basis) of softwood plywood, 1,162 million board feet of softwood lumber and 2.5 million cubic feet of laminated-veneer lumber ("LVL").

     The Company sells lumber and plywood through one sales office to wholesalers, dealers, industrial users and retailers. Weldwood exports a significant amount of lumber and plywood and also sells such products and LVL through two sales offices to wholesalers, industrial users and retailers throughout North America.

     See the "Wood Products Net Sales" table on page 26 of the Company's 1999 Annual Report, which table is incorporated by reference herein, for information concerning the net sales to unaffiliated customers of the various products of the wood products segment for 1997, 1998 and 1999.

Timber Properties

     The Company owns 4,549,007 acres and controls 447,043 acres of timberlands in the United States. The Company's owned and controlled timberlands contain in the aggregate approximately 18,686,000 cunits (one cunit equals 100 cubic feet of solid wood) of merchantable sawtimber and approximately 39,570,000 cunits of pulpwood. In 1999, the Company harvested approximately 20% of its domestic fiber requirements from its owned and controlled timberlands. A portion of the fiber harvested by the Company is sold on the domestic open market and in the export market.

     Broken down by region, the Company's domestic timber acreage and volume are as follows: In the State of Washington, the Company owns 298,339 acres and controls 244 acres of timberlands. These timberlands contain in the aggregate approximately 7,945,000 cunits of merchantable sawtimber and approximately 899,000 cunits of pulpwood. In the South, primarily in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and Virginia, the Company owns 2,574,384 acres and controls 424,932 acres of timberlands containing in the aggregate approximately 5,153,000 cunits of merchantable sawtimber and approximately 23,856,000 cunits of pulpwood. The Company owns 1,676,284 acres and controls 21,867 acres of timberlands in the North, primarily in Maine, Michigan, Minnesota, New Hampshire and Wisconsin. These timberlands contain in the aggregate approximately 5,588,000 cunits of merchantable sawtimber and approximately 14,815,000 cunits of pulpwood.

     The Company's domestic log and pulpwood requirements are procured from its owned and controlled lands, as described above, as well as from open market purchases, short-term timber purchase contracts with independent timber owners and agencies of the United States and various state governments, and supply agreements with other companies. In the opinion of management, these sources will provide an adequate supply of logs and pulpwood to meet the Company's principal raw materials requirements for the foreseeable future. It is expected that the proportion of the Company's domestic fiber requirements derived from the Company's owned and controlled lands will remain approximately 20% for the next several years and will increase thereafter as more of the Company's plantations, primarily in the South, reach maturity.

     Supplementing the Company's domestic timberlands are its several seed orchards and nursery operations. These facilities will enable the Company to produce most of the trees which it plans to plant in the United States in the future, including the approximately 64 million trees planned for planting in 2000.

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

     In British Columbia, Canada, Weldwood has rights to harvest approximately 547,000 cunits of merchantable sawtimber annually from long-term licenses and, during the balance of the current terms of such licenses, has rights to harvest an aggregate of approximately 8,017,000 cunits.

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

     Also in Alberta, Canada, Weldwood has cutting rights through July 23, 2012 with respect to approximately 1,591,000 acres of timberlands pursuant to an agreement with the Provincial Government of Alberta. This agreement is renewable at Weldwood's option, subject to Provincial Government approval, for successive 20-year periods as long as the LVL plant remains in operation. Weldwood has the right to harvest approximately 263,000 cunits of merchantable sawtimber and pulpwood annually under this agreement.

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

     Champion Papel owns or controls 1,514,004 acres of timberlands and savanna in Brazil. The owned or controlled acreage includes 1,053,504 acres in the State of Amapa, of which 180,545 acres are pine and eucalyptus plantations. Champion Papel expects to plant additional eucalyptus and pine trees on its land in Amapa until approximately 38% of such land is planted, with 50% legally required to be left undisturbed, leaving the balance for natural features and improvements. In the State of Parana, Champion Papel owns 130,772 acres, of which 20% is legally required to be left undisturbed and an additional 20% will be left for natural features and improvements. In the State of Sao Paulo, Champion Papel owns or controls 118,234 acres, of which 20% is legally required to be left undisturbed and an additional 5% will be left for natural features and improvements. In the State of Mato Grosso do Sul, Champion Papel owns or controls 211,494 acres, of which 20% is legally required to be left undisturbed and an additional 8% will be left for natural features and improvements.

     Certain of the Company's land holdings have a value substantially in excess of that of land primarily used for fiber supply purposes. The Company has sold or contributed to its wholly owned real estate subsidiaries, net of land repurchased by the Company, an aggregate of approximately 333,000 acres of such land. These subsidiaries have sold approximately 273,000 acres, of which approximately 14,000 acres were sold during 1999, for residential, recreational, commercial or industrial purposes. The balance is being held for similar sale or long-term appreciation. A substantial portion of the land held by the Company's real estate subsidiaries is located in Texas, Florida, Minnesota and North Carolina.

Mineral, Oil and Gas Resources

     The Company owns or controls various mineral, oil and gas rights with respect to approximately half of the timberlands owned or controlled by the Company in the United States. The Company has conducted a general review of its domestic mineral, oil and gas rights and presently is not aware of any significant reserves or deposits except as discussed below.

     The Company has oil and gas interests in fields located in Alabama, Florida, Louisiana, Mississippi and Texas. Drilling operations are conducted by others pursuant to leases and other agreements with the Company. The Company estimates that proved reserves attributable to the Company's interests in such fields aggregated approximately 1,200,000 barrels of oil and 5,000,000 Mcf (thousand cubic feet) of natural gas as of December 31, 1999. The Company's share of production from such fields was approximately 226,000 barrels of oil, 718,000 Mcf of natural gas and 1,517,000 gallons of gas products in 1999.

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

Capital Program

     The Company presently anticipates that capital spending, including contract timber, reforestation and capitalized interest, will be approximately $486 million in 2000, a significant portion of which will be devoted to incremental improvements, routine capital replacements and environmental compliance.

     In 1999, the Company completed an alkaline-conversion project and various environmental improvement projects at the Courtland, Alabama mill. The total cost of these projects was approximately $101 million.

     In 1998, the Company began a gas-fired turbine cogeneration project at the Bucksport, Maine mill. The Company will own 28% of the project, which is expected to be completed in 2000. The Company's share of the total project cost will be approximately $33 million, of which approximately $12 million will be expended by the Company in 2000.

     In 1999, the Company began a project to modernize the No. 3 paper machine at the Sartell, Minnesota mill. The project is expected to be completed in 2000 at a cost of approximately $48 million, of which approximately $19 million will be expended in 2000.

     In 1999, the Company began an alkaline-conversion project and various production improvement projects at the Mogi Guacu, Brazil mill. These projects are expected to be completed in 2000 at a cost of approximately $48 million, of which approximately $28 million will be expended in 2000.

     In 1999, the Company began construction of a lumber mill in western Florida. The new lumber mill will have an annual capacity of approximately 150 million board feet of lumber. The project is expected to be completed in 2000 at a cost of $61 million, of which approximately $55 million will be expended in 2000.

     The Company has under consideration the possible establishment of a new chipping operation in the State of Amapa, Brazil and the possible construction of a pulp and paper mill at Tres Lagoas, Brazil. Approximately $290 million had been expended as of December 31, 1999 in connection with these projects, including land acquisition and reforestation. Approximately $18 million is expected to be expended in 2000 for these projects.

Competition

     The Company's products are pulp, paper and wood products. The markets in which the Company sells its products are highly competitive. The Company faces numerous competitors within the forest products industry in each of its major markets and also competes with suppliers of kraft paper substitutes made from plastics. Competition in all markets is based primarily on price. The Company is one of the largest domestic producers and suppliers of coated and uncoated freesheet and groundwood papers and hardwood market pulp. Weldwood is one of the largest producers of lumber and softwood market pulp in Canada. Champion Papel is the largest producer and supplier of coated groundwood papers in Brazil and one of the largest producers and suppliers of uncoated freesheet papers in Brazil.

Foreign Operations

     For information concerning sales and income of the Company's foreign subsidiaries and the risks associated with the Company's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in Item 7 of this Report from the Company's 1999 Annual Report.

Employees

     The Company had 17,785 employees at December 31, 1999. Of these, 11,204 were domestic employees,

48% of whom were covered by contracts with labor unions. Overall, 61% of the Company's employees were covered by contracts with labor unions.

     Union contracts relating to the Bucksport, Maine and Sartell, Minnesota groundwood papers mills will expire on April 30, 2000 and August 31, 2000, respectively. Union contracts covering other domestic operations will expire as follows: 2000 - the Florida and Georgia wood products operations; 2001 - the Pensacola, Florida freesheet papers mill and the Hamilton, Ohio premium freesheet papers mill; 2002 - the Courtland, Alabama freesheet papers mill and a Maine wood products operation; 2005 - the Roanoke Rapids, North Carolina kraft mill and a Maine wood products operation.

     The Quinnesec, Michigan mill is a non-union facility.

     At Weldwood, union contracts covering the wood products facilities, except the Hinton, Alberta plant, will expire in 2000. Union contracts covering the Hinton, Alberta pulp mill and wood products plant and the joint venture pulp mill at Quesnel, British Columbia will expire in 2003. The wood products mills of Weldwood subsidiaries Decker Lake Forest Products Limited and Sunpine Forest Products Ltd. are non-union facilities.

     The labor contracts which cover the Company's various operations in Brazil are renegotiated each year.

The Environment

     For information regarding environmental capital expenditures, hazardous substance cleanup, environmental legal proceedings and other environmental matters affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", incorporated by reference in
Item 7 of this Report from the Company's 1999 Annual Report.

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

Item 2.  Properties

     In 1999, the Company's domestic and foreign manufacturing facilities operated at 98% of capacity in the North American and Brazilian pulp and paper segments, at 97% of capacity for lumber and studs and at full capacity for plywood. Production curtailments in the Company's North American and Brazilian pulp and paper segments were attributable primarily to weak market conditions, scheduled maintenance and a two-week strike at Weldwood's Hinton pulp mill. Production curtailments in the wood products segment were attributable primarily to quotas relating to the export of Canadian wood products to the United States.

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

North American Pulp and Paper

                                Uncoated Papers

     (a)  Integrated pulp and freesheet papers mills:

            (i)   Courtland, Alabama/1/; and
            (ii)  Pensacola, Florida.

                                 Coated Papers

     (b)  Integrated pulp and groundwood papers mills:

            (i)   Bucksport, Maine; and
            (ii)  Sartell, Minnesota/2/.

     (c) The Company operates an integrated pulp and freesheet papers mill in Quinnesec, Michigan.

                                     Kraft

     (d) The Company operates an integrated pulp, linerboard and kraft papers mill in Roanoke Rapids, North Carolina.

                                Premium Papers

     (e) The Company operates a premium freesheet papers mill in Hamilton, Ohio (which the Company has offered for sale as discussed in Item 1 in the section captioned "North American Pulp and Paper").

                                     Pulp

     (f) Market pulp is produced at the Company's freesheet papers mills in Pensacola, Florida, Courtland, Alabama and Quinnesec, Michigan.

     (g) Weldwood operates a pulp mill in Hinton, Alberta, Canada and owns 50% of a joint venture which operates a pulp mill in Quesnel, British Columbia, Canada.

Brazilian Pulp and Paper

     (a) Champion Papel operates an integrated pulp and freesheet papers mill at Mogi Guacu, Brazil.

     (b) Inpacel, a wholly owned subsidiary of Champion Papel, operates an integrated pulp and groundwood papers mill in Arapoti, Brazil.

     (c) Champion Papel, through wholly owned subsidiaries, operates a wood chipping operation and a softwood lumber mill in Brazil.

Wood Products

     (a)  The Company operates three softwood plywood plants in the United
States.

_______________________
/1/ For Courtland, Alabama mill lease information, see Item 1 - "North American
    Pulp and Paper" of this Report.
/2/ For Sartell, Minnesota mill lease information, see Item 1 - "North American
    Pulp and Paper" of this Report.

     (b) Weldwood operates two softwood plywood plants in Canada. One of these plants is located on leased land.

     (c)  The Company operates five softwood lumber mills in the United States.

     (d) Weldwood operates three softwood lumber mills in Canada. One of these mills is located on leased land.

     (e) Sunpine Forest Products Ltd. ("Sunpine"), a wholly owned subsidiary of Weldwood, operates a softwood lumber mill, a lumber-treating operation and a veneer mill in Canada.

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

Item 3.  Legal Proceedings

     On December 30, 1999, the Company entered into a Consent Order with the Florida Department of Environmental Protection relating to alleged violations of the wastewater discharge permit at the Company's Pensacola, Florida mill. The Consent Order requires the Company to take additional steps to control the discharge of suspended solids, nutrients and oxygen-consuming material in the mill's wastewater and to pay a civil penalty of $137,730. The Consent Order has not yet become effective due to the filing of administrative appeals by third parties.

     On March 1, 2000, an action was filed against the Company, each of the Company's directors and UPM-Kymmene Corporation in the Supreme Court of the State of New York for the County of New York. The action, which purports to be a class action on behalf of the Company's shareholders, alleges breach of fiduciary duty by the directors of the Company in approving the Company's proposed merger with UPM-Kymmene. The action seeks compensatory damages in an unspecified amount and an injunction against the merger. The Company intends to vigorously defend this action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant/1/

     L. Scott Barnard (age 57) is an Executive Vice President of the Company, a position which he has held since

________________________
/1/ The term of office for each executive officer expires at the Annual Meeting of the Board of Directors of the Company to be held immediately following the 2000 Annual Meeting of Shareholders.

August 1992. He has responsibility for the Company's distribution business, pulp sales and international sales. From September 1996 to April 1998, he had responsibility for the Company's pulp and paper sales. From February 1989 to September 1996, he had responsibility for sales and marketing for the printing and writing papers and publication papers businesses.

     Stephen B. Brown (age 60) is Senior Vice President and General Counsel of the Company, a position which he has held since January 1997. From April 1983 to December 1996, he was Vice President-Senior Counsel.

     Mark V. Childers (age 47) is an Executive Vice President of the Company, a position which he has held since April 1998. He heads the forest products unit, which consists of domestic timberlands operations and the domestic wood products business. From August 1992 to April 1998, he was Senior Vice President-Organizational Development and Human Resources of the Company.

     Michael P. Corey (age 56) is a Senior Vice President of the Company, a position which he has held since February 1997. He has responsibility for marketing, strategic planning, corporate analysis, value-based management, acquisitions and divestitures, mineral resources and the Company's real estate subsidiaries. From December 1984 to February 1997, he was Vice President-Corporate Analysis.

     Richard J. Diforio, Jr. (age 64) is a Senior Vice President of the Company, a position which he has held since November 1992. He has responsibility for environmental, health and safety affairs.

     Thomas L. Griffin (age 57) is an Executive Vice President of the Company, a position which he has held since April 1998. He heads the coated papers and kraft papers businesses. From October 1996 to April 1998, he was Vice President-General Manufacturing Manager of the freesheet papers business. From July 1995 to September 1996, he was Vice President-Manufacturing of the publication papers business. From February 1991 to June 1995, he was Vice President-Operations Manager of the Company's Deferiet, New York mill.

     Kenwood C. Nichols (age 60) is Vice Chairman and Executive Officer and a director of the Company. He was elected Executive Officer in 1996. Since August 1989, he has served as Vice Chairman and a director.

     Richard E. Olson (age 62) is Chairman of the Board of Directors and Chief Executive Officer of the Company, positions which he has held since 1996. From December 1987 to 1996, he was an Executive Vice President of the Company, with responsibility for engineering, technology, manufacturing support and major projects.

     Richard L. Porterfield (age 53) is an Executive Vice President of the Company, a position which he has held since August 1992. He heads the uncoated papers business. From August 1992 to April 1998, he had responsibility for the forest products unit.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company had 13,784 record holders of its Common Stock as of February 29, 2000.

     The Company's Common Stock is traded on the New York Stock Exchange.

     Restrictions on the ability of the Company to pay cash dividends are included in several of the Company's debt instruments and the Company's Restated Certificate of Incorporation. At December 31, 1999, the most restrictive of these limitations required the Company to maintain tangible net worth (as defined below) of at least $2.2 billion. As a result of this requirement, such amount is unavailable for the payment of dividends. Approximately $867 million of tangible net worth at December 31, 1999 was free of such restrictions. Tangible net worth is defined as shareholders' equity minus goodwill, unamortized debt discount and other like intangibles, all determined on a consolidated basis for the Company.

     For information concerning the high and low sales prices of the Company's Common Stock for each quarterly period during the last two years and the amount of dividends declared on the Company's Common Stock in each quarterly period during the last two years, see the section on page 60 of the Company's 1999 Annual Report captioned "Common Stock Prices and Dividends Declared". Said section is incorporated by reference herein.

Item 6.   Selected Financial Data

     There is incorporated by reference herein the table on pages 56 and 57 of the Company's 1999 Annual Report captioned "Eleven-Year Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     There is incorporated by reference herein the section on pages 48 to 55 of the Company's 1999 Annual Report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In September 1998, the EPA issued final regulations requiring a 60% reduction in Nitrogen Oxide (NOx) emissions in 22 states. The states are required to submit plans for reducing NOx emissions from industrial sources and to implement their plans by 2003. Four of the Company's mills are located in the affected states. Based upon a preliminary review of the regulations, the Company presently anticipates that it could incur capital expenditures of $20 to $40 million over a multi-year period to comply with the regulations. Approximately 15% of the estimated costs are attributable to the Hamilton, Ohio mill which the Company has offered for sale. These estimated expenditures assume that the technology identified by the EPA is capable of achieving the NOx reductions projected by the EPA, which the Company has not independently confirmed. The cost of this project is not included in the capital expenditure information set forth above under "Capital Expenditures" or "Environmental Capital Expenditures."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     There is incorporated by reference herein the section on page 55 of the Company's 1999 Annual Report captioned "Financial Market Risk".

Item 8.   Financial Statements and Supplementary Data

     There is incorporated by reference herein the sections of the Company's 1999 Annual Report captioned "Consolidated Statement of Income", "Consolidated Balance Sheet", "Consolidated Cash Flows", "Consolidated Retained Earnings", "Consolidated Statement of Comprehensive Income", "Notes to Financial Statements" and "Report of Independent Public Accountants", which sections are on pages 29, 30, 31, 32, 32, 33 to 46 and 47, respectively, of the Company's 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     See the section captioned "Executive Officers of the Registrant" under Part I of this Report for information concerning the Company's executive officers.

Information Concerning the Company's Directors

     The following table sets forth the names of the directors of the Company, their terms of office, the years in which they first became directors of the Company and their ages. Each director's term will end upon the merger contemplated by the Agreement and Plan of Merger by and among UPM-Kymmene Corporation, Blue Acquisition, Inc. and the Company dated as of February 17, 2000 or, if the merger is not consummated, at the Annual Meeting of Shareholders in the year set forth in the second column of the following table.

                      Name                Term Will Expire    First Elected a Director    Age
          ----------------------------------------------------------------------------------------
               Lawrence A. Bossidy              2002                    1995               65
               Robert A. Charpie                2000                    1975               74
               H. Corbin Day                    2001                    1997               62
               Alice F. Emerson                 2001                    1993               68
               Allan E. Gotlieb                 2000                    1989               72
               Henrique C. Meirelles            2002                    1999               54
               Kenwood C. Nichols               2001                    1989               60
               Richard E. Olson                 2002                    1996               62
               Walter V. Shipley                2000                    1983               64
               Richard E. Walton                2000                    1987               68
          ----------------------------------------------------------------------------------------

     Mr. Bossidy has been Chairman of the Board of Honeywell International Inc., a manufacturer of aerospace and automotive products, engineered materials, specialty chemicals and electronic materials, since the acquisition of Honeywell Inc. by AlliedSignal Inc. on December 1, 1999. He had served as Chief Executive Officer of AlliedSignal since 1991 and Chairman of the Board of AlliedSignal since 1992. From 1957 to 1991, he served in various executive and financial positions, including Vice Chairman and Executive Officer, at General Electric Company, a diversified services and manufacturing company. He also is a director of Merck & Co., Inc. and J.P. Morgan & Co. Incorporated.

     Mr. Charpie served as President of Cabot Corporation, a producer of chemicals, metals, oil and gas, from 1969 to 1986 and as Chairman of the Board of Cabot from 1986 to 1988. He is Chairman of Ampersand Venture Management Corporation, a venture capital investment management firm.

     Mr. Day has been Chairman of the Board of Jemison Investment Co., Inc., a diversified holding company and venture capital firm, since 1988. He is a limited partner and former general partner of Goldman, Sachs & Co., which provides investment banking and financial advisory services to the Company. He also is a director of European Investors Holding Company, Inc., Hughes Supply, Inc. and Protective Life Corporation.

     Ms. Emerson is a Senior Advisor at The Andrew W. Mellon Foundation, a philanthropic institution. From 1975 until joining the Mellon Foundation in 1991, she served as President of Wheaton College in Norton, Massachusetts. She also is a director of AES Corporation, Eastman Kodak Company and FleetBoston Financial Corporation.

     Mr. Gotlieb served as Canada's Ambassador to the United States from 1981 to 1989 and as Chairman of Burson-Marsteller Canada, a public relations firm, from 1991 to 1995. He is a director of Alcan Aluminium Limited and Hollinger Inc.

     Mr. Meirelles has been President of Global Banking and Financial Services and a director of FleetBoston Financial Corporation since the merger of BankBoston Corporation and Fleet Financial Group on October 1, 1999. He had served as President and Chief Operating Officer and a director of BankBoston Corporation since 1996. He served BankBoston Corporation and its subsidiaries in various positions since 1974, including as Regional Manager of Brazil from 1994 to 1996. He also is a director of Bestfoods and Raytheon Company.

     Mr. Nichols was elected Vice Chairman and Executive Officer of the Company in 1996. He has been Vice Chairman and a director of the Company since 1989.

     Mr. Olson was elected Chairman and Chief Executive Officer of the Company in 1996. He had been an Executive Vice President of the Company since 1987.

     Mr. Shipley is Retired Chairman of the Board of The Chase Manhattan Corporation. He served as Chairman and Chief Executive Officer of The Chase Manhattan Corporation from 1996 through May 1999 and as Chairman of the Board from June through December 1999. From 1982 to 1996, he served as Chairman and Chief Executive Officer or as President of Chemical Banking Corporation, which merged with and changed its name to The Chase Manhattan Corporation in 1996. He also is a director of Bell Atlantic Corporation and Exxon Mobil Corporation.

     Mr. Walton was a professor at the Harvard University Graduate School of Business Administration, specializing in organizational development and work innovation in industry, from 1968 to 1997.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth information concerning the compensation for 1997, 1998 and 1999 of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company in 1999 (collectively, the "named executives").

                          Summary Compensation Table

                                                                                               Long-Term
                                                                                              Compensation
                                                         Annual Compensation                     Awards
                                         ---------------------------------------------------  ------------

                                                                Bonus               Other                      All
                                                      ------------------------      Annual     Securities     Other
        Name and                                       Incentive     Deferral      Compen-     Underlying    Compen-
        Principal                        Salary/(2)/   Award/(2)/   Premium/(3)/  sation/(4)/    Options    sation/(5)/
        Position                 Year       ($)           ($)           ($)          ($)           (#)         ($)
-----------------------------------------------------------------------------------------------------------------------
  Richard E. Olson,              1999    $800,000     $1,500,000     $150,000     $    --         55,000     $207,790
  Chairman and                   1998     800,000        475,000       47,500          --         55,000      233,786
  Chief Executive Officer        1997     800,000        300,000        N/A         1,071         23,000      167,777
-----------------------------------------------------------------------------------------------------------------------

  Kenwood C. Nichols,            1999     700,000      1,000,000         0             --         40,000      156,960
  Vice Chairman and              1998     665,000        320,000         0             --         40,000      204,307
  Executive Officer              1997     665,000        250,000        N/A           843         15,500      152,186
-----------------------------------------------------------------------------------------------------------------------

  L. Scott Barnard,              1999     441,000        408,600         0             --         20,000      105,742
  Executive Vice                 1998     441,000        180,000       18,000          --         20,000      102,559
  President                      1997     424,000        140,000        N/A           420          8,000      100,167
-----------------------------------------------------------------------------------------------------------------------

  Richard L. Porterfield,        1999     386,000        357,500       35,750       1,502         20,000       72,534
  Executive Vice                 1998     386,000        160,000         0             --         18,500       76,035
  President                      1997     371,000        135,000        N/A           352          6,800       69,575
-----------------------------------------------------------------------------------------------------------------------

  Thomas L. Griffin,             1999     320,000        357,500       35,750          --         20,000       53,641
  Executive Vice                 1998     281,580        175,000       17,500          --         15,800       51,088
  President/(1)/
-----------------------------------------------------------------------------------------------------------------------

(1)  Mr. Griffin was elected an Executive Vice President in 1998.

(2) The amounts reported in the Salary and Incentive Award columns, respectively, include all salary and annual incentive compensation for the applicable years, whether paid currently in cash or deferred until retirement at the election of the named executive.

(3) As an incentive for senior managers to increase their equity interest in the Company, the Compensation and Stock Option Committee of the Board of Directors authorized a 10% increase in the amount of any annual incentive compensation awards for 1998 and 1999 that were deferred until retirement by the recipients in the form of units equivalent to shares of the Company's Common Stock. Messrs. Olson, Barnard and Griffin made such deferral elections for 1998, and Messrs. Olson, Porterfield and Griffin made such deferral elections for 1999. The resulting increase in their annual incentive compensation for each of 1998 and 1999 is set forth in the Deferral Premium column. The total annual incentive compensation for each of 1998 and 1999 for Messrs. Olson, Barnard, Porterfield and Griffin is equal to the sum of the amounts set forth in the Incentive Award and Deferral Premium columns.

(4) The amounts reported for Mr. Porterfield for 1999 and for Messrs. Olson, Nichols, Barnard and Porterfield for 1997 represent certain tax payments made by the Company on their behalf. In each of 1997, 1998 and 1999, the value of personal benefits provided to the named executives was less than the minimum amount required to be reported.

(5) The amounts reported for 1999 include matching contributions by the Company to accounts under the Savings Plan for Salaried Employees and the Nonqualified Supplemental Savings Plan, as follows: Mr. Olson - $38,475; Mr. Nichols - $30,600; Mr. Barnard - $18,457; Mr. Porterfield - $16,380; and Mr. Griffin - $14,450. Company contributions are invested in shares of the Company's Common Stock under the Savings Plan for Salaried Employees, which is funded, and are made in units equivalent to shares of the Company's Common Stock under the Nonqualified Supplemental Savings Plan, which is unfunded.

     The balance of the amounts reported for 1999 represents premiums paid by the Company under the Company's Executive Life Insurance Plan. All employees who are above a certain compensation grade level, including all of the executive officers, participate in this plan.

(6) As of year-end 1999, the number and market value of restricted stock units and of performance share units in the aggregate held by each of the named executives were as follows: Mr. Olson - 80,600 units ($4,992,163); Mr. Nichols - 66,500 units ($4,118,844); Mr. Barnard - 48,000 units
     ($2,973,000); Mr. Porterfield - 40,600 units ($2,514,663); and Mr.
     Griffin - 14,800 units ($916,675).

Option Grant Table

     The following table sets forth information concerning the grant of stock options to each of the named executives in 1999. The potential realizable values included in the table represent hypothetical gains from the stock options granted in 1999 as well as the corresponding hypothetical gains for all shareholders in the market value of the Company's Common Stock. These hypothetical gains are based upon assumed annual stock price appreciation rates of 5% and 10% over the full 10-year term of the options in accordance with Securities and Exchange Commission regulations.

                             Option Grants in 1999


                                                Individual Grants/(1)/
                              --------------------------------------------------------        Potential Realizable
                                                                                                     Value
                                                                                             at Assumed Annual Rates
                               Number of                                                     Stock Price Appreciation
                              Securities    % of Total                                            for Option Term
                              Underlying      Options     Exercise                       ------------------------------
                                Options     Granted to    or Base
                                Granted      Employees    Price/(2)/    Expiration             5%              10%
         Name                     (#)         in 1999      ($/Sh)           Date               ($)             ($)
------------------------------------------------------------------------------------------------------------------------
  Richard E. Olson               55,000        5.66%      $33.625    February 17, 2009      $1,163,085      $2,947,615
  Kenwood C. Nichols             40,000        4.12%       33.625    February 17, 2009         845,880       2,143,720
  L. Scott Barnard               20,000        2.06%       33.625    February 17, 2009         422,940       1,071,860
  Richard L. Porterfield         20,000        2.06%       33.625    February 17, 2009         422,940       1,071,860
  Thomas L. Griffin              20,000        2.06%       33.625    February 17, 2009         422,940       1,071,860
------------------------------------------------------------------------------------------------------------------------
  All Shareholders                  N/A         N/A          N/A            N/A           $2.0 billion    $5.2 billion
------------------------------------------------------------------------------------------------------------------------

(1) All of the stock options awarded to the named executives last year were granted on February 17, 1999 and became exercisable on February 17, 2000, provided the optionee remained in the Company's employ until that date. Although the Compensation and Stock Option Committee of the Board of Directors had the authority to permit the exercise of those stock options at any time prior to February 17, 2000 upon its determination of the existence of a special or extraordinary situation, it did not exercise this authority.

     Reference is made to "Employment and Severance Agreements" below for a description of the cash settlement, under certain circumstances, of stock options held by the named executives upon a termination of employment without cause within three years after a change in control of the Company.

(2) The exercise price is 100% of the fair market value of a share of the Company's Common Stock on the date of grant. The exercise price may be paid in cash or in shares of the Company's Common Stock valued at their fair market value on the date of exercise.

Option/SAR Exercise and Year-End Values Table

     The following table sets forth information with respect to each of the named executives concerning the exercise of stock options and tandem stock appreciation rights ("SARs") in 1999 and concerning unexercised stock options and tandem SARs held at December 31, 1999.


                    Aggregated Option/SAR Exercises in 1999
                        and Year-End Option/SAR Values

                             Number of
                            Securities                  Number of Securities           Value of Unexercised
                            Underlying                 Underlying Unexercised        In-the-Money Options/SARs
                           Options/SARs     Value     Options/SARs at Year-End            at Year-End /(1)/
                             Exercised    Realized              (#)                            ($)
         Name                   (#)          ($)     Exercisable  Unexercisable    Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------
  Richard E. Olson               0        $      0      102,000       55,000        $1,086,000       $1,557,188
  Kenwood C. Nichols             0               0      237,500       40,000         5,719,969        1,132,500
  L. Scott Barnard               0               0       58,000       20,000           936,125          566,250
  Richard L. Porterfield      33,500       584,656       26,800       20,000           498,975          566,250
  Thomas L. Griffin              0               0       28,300       20,000           346,781          566,250
------------------------------------------------------------------------------------------------------------------

(1) The amounts in these columns are based upon the $61.9375 closing price of a share of the Company's Common Stock on December 31, 1999 on the New York Stock Exchange Composite Transactions.

Pension Plan Table

     The Company's retirement program consists of (i) a tax-qualified, funded pension plan for all non-represented salaried employees, including executive officers, and (ii) for executive officers and other key employees, a non-qualified, unfunded supplemental retirement income plan that provides benefits which, but for certain limits imposed by the Internal Revenue Code on tax-qualified plans, would be provided under the Company's qualified pension plan. The retirement program provides non-contributory benefits based upon years of service and average annual earnings for, in the case of executive officers, the highest three consecutive years in the 10 years preceding retirement. Average annual earnings covered by the program consist of (1) the average of the salaries reported in the Summary Compensation Table for the applicable years, plus (2) the higher of (a) the average of the bonuses reported in the Summary Compensation Table for such years or (b) the average of the bonuses paid in such years but earned in, and reported in the Summary Compensation Table for, the immediately preceding years.

     The following table sets forth, for various income and service levels, the annual benefits payable to executive officers under the Company's retirement program for life, commencing at normal retirement at age 65 or upon early retirement after age 62. These benefits are presented on a straight-life annuity basis and before deducting the portion of Social Security payments attributable to Company contributions as provided by the retirement program.

                              Pension Plan Table

       Average                       Approximate Annual Retirement Benefits
                  ----------------------------------------------------------------------------------
       Annual        10 Years     15 Years     20 Years      25 Years      30 Years      35 Years
      Earnings      of Service   of Service   of Service    of Service    of Service    of Service
  --------------------------------------------------------------------------------------------------
    $  500,000       $ 83,333     $125,000    $  166,667    $  208,333    $  250,000    $  291,667
       750,000        125,000      187,500       250,000       312,500       375,000       437,500
     1,000,000        166,667      250,000       333,333       416,667       500,000       583,333
     1,250,000        208,333      312,500       416,667       520,833       625,000       729,167
     1,500,000        250,000      375,000       500,000       625,000       750,000       875,000
     1,750,000        291,667      437,500       583,333       729,167       875,000     1,020,833
     2,000,000        333,333      500,000       666,667       833,333     1,000,000     1,166,667
     3,000,000        500,000      750,000     1,000,000     1,250,000     1,500,000     1,750,000
  --------------------------------------------------------------------------------------------------

     Average annual earnings for the highest three consecutive years in the last 10 years and presently credited years of service for the named executives are as follows: Mr. Olson - $1,567,580 / 33 years; Mr. Nichols - $1,259,667 / 27 years; Mr. Barnard - $756,689 / 31 years; Mr. Porterfield - $702,800 / 21 years; and Mr. Griffin - $501,703 / 9 years.

     Messrs. Nichols and Olson have agreements with the Company which provide for annual retirement benefits of 60%, in the case of Mr. Nichols, and 65%, in the case of Mr. Olson, of average annual earnings (salary and bonus) for the highest three consecutive years in the 10 years preceding retirement. These contractual retirement benefits are provided only to the extent that they exceed the retirement benefits paid under the Company's retirement program, described above. The agreements also provide a survivor retirement benefit for the wives of Messrs. Nichols and Olson equal to 60% of the retirement benefit payable thereunder to the respective executives. Under the agreements, upon retirement Messrs. Nichols and Olson will receive the present value of all of their retirement benefits, other than the portion attributable to the qualified pension plan, in a lump sum.

Employment and Severance Agreements

                    Termination Absent a Change in Control

     The Company has employment agreements with Messrs. Nichols and Olson which provide for minimum annual salaries of $700,000 and $800,000, respectively. If employment is terminated by the Company without cause other than within three years after a change in control of the Company, Messrs. Nichols and Olson are entitled to severance pay for two years at annual rates of $1,700,000 and $2,300,000, respectively, as well as the continuation for two years of certain employee benefits, including medical, dental and disability coverages. These agreements also provide certain retirement benefits, as discussed above under "Pension Plan Table".

     The Company has agreements with Messrs. Barnard, Griffin and Porterfield which provide that, if employment is terminated by the Company without cause other than within three years after a change in control of the Company, they are entitled to severance pay for two years at annual rates of $912,000, $677,500 and $937,000, respectively, as well as the continuation for two years of certain employee benefits, including medical, dental and disability coverages.

                   Termination Following a Change in Control

     All of these agreements provide for the payment in a lump sum of the following amounts if the named executive is terminated without cause within three years after a change in control of the Company: (i) severance pay at the annual rates referred to above, and medical, dental and disability coverages, for two years in the event of certain types of terminations or three years in the event of other types of terminations; (ii) the present value of all of the named executive's retirement benefits, other than the portion attributable to the Company's qualified pension plan, after providing credit for two additional years of service in the event of certain types of terminations or three additional years of service in the event of other types of terminations; and
(iii) an amount (grossed up for income tax purposes) sufficient to pay any applicable excise tax on benefits received in connection with a change in control in excess of the amount determined under Section 280G of the Internal Revenue Code. The agreements also provide that, under certain circumstances, the Company settle the named executive's stock options and tandem SARs for cash equal to the difference between the fair market value of the option shares at the time of termination (or, if applicable and if higher, the change in control tender offer price) and the exercise price. In addition, provision is made for the payment of legal expenses if the Company refuses to make required payments under the agreements. The agreements provide for the funding of the foregoing amounts through a trust when a potential change in control occurs. Such funding has taken place, since the execution of the merger agreement with UPM-Kymmene Corporation and Blue Acquisition, Inc. on February 17, 2000 constituted a potential change in control.

                              General Provisions

     The Company's obligation to make the payments provided for in these agreements is subject to certain conditions. Such conditions require, among other things, that following termination of employment the named executive provide such assistance in litigation as may reasonably be requested by the Company and refrain from actions, such as competition against the Company and disclosure of confidential information relating to the Company, that would be materially detrimental to the Company.

     For the purpose of these agreements, "termination" means involuntary discharge as well as the named executive's decision to terminate employment following specified types of constructive discharge, including diminution of responsibility, reduction of salary or (if within three years after a change in control) relocation beyond a specified area. "Cause" means an act of dishonesty constituting a felony and resulting or intended to result in personal gain at the expense of the Company. "Change in control" means (a) the acquisition by any person of securities representing 30% or more of the combined voting power of the Company's securities, (b) a change in the composition of a majority of the Board of Directors under certain circumstances, (c) certain mergers and consolidations or (d) approval by shareholders of the liquidation of the Company or the consummation of an agreement for the disposition of all or substantially all of its assets. The closing under the merger agreement with UPM-Kymmene Corporation and Blue Acquisition, Inc. will constitute a change in control.

Directors' Compensation

     Each director who is not an employee of the Company receives an annual retainer of $22,500 for services as a director and a fee of $1,500 for each Board meeting attended. Each committee chair receives an annual retainer of $5,000, and committee members, including chairs, receive a fee of $1,000 for each committee meeting attended. At each director's election, these fees are paid quarterly in cash or are deferred quarterly in the form of units equivalent to shares of the Company's Common Stock; such units accrue dividend equivalents and are paid in cash following retirement from the Board in the same manner as the stock units described in the next paragraph.

     The Board believes that, in order to further align the interests of outside directors with the interests of shareholders, directors' compensation should include a significant component of Company equity. Accordingly, each director who is not an employee of the Company receives quarterly grants of Common Stock equivalent units with an annual value of $22,500. These units accrue amounts equal to dividends paid on the Common Stock, which are credited in the form of additional units. The value of all of a director's Common Stock equivalent units (whether received pursuant to the grants described in this paragraph or pursuant to any elective deferral of fees as described in the previous paragraph) is paid in cash following his or her retirement from the Board, in accordance with a schedule selected by the director, based upon the price of the Common Stock at the time of payment.

     The Company provides $50,000 of group term life insurance and $250,000 of travel accident insurance to the outside directors as well as directors liability insurance for all directors.

Compensation Committee Interlocks and Insider Participation

     H. Corbin Day is one of the three outside directors who comprise the Compensation and Stock Option Committee of the Board of Directors. He is a limited partner and former general partner of Goldman, Sachs & Co., which provides investment banking and financial advisory services to the Company.

     Mr. Day retired as a general partner of Goldman Sachs in 1986. Since then, he has had no role in the management of and has not shared in the profits of Goldman Sachs. As a limited partner, his financial interest in Goldman Sachs consists solely of the receipt of a fixed rate of return on the capital contribution that he made to the firm prior to his retirement as a general partner. This return is not dependent upon or affected in any way by the services that Goldman Sachs performs for the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

   The following table sets forth certain information as of December 31, 1999 with respect to each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, which is the only outstanding class of voting securities of the Company.

                  Name and Address                                    Amount and Nature              Percent
                 of Beneficial Owner                               of Beneficial Ownership           of Class
          -------------------------------------------------------------------------------------------------------
           Sanford C. Bernstein & Co., Inc.
           767 Fifth Avenue                                         13,625,865 shares/(1)/              14.1%
           New York, New York 10153/(1)/

           FMR Corp.
           82 Devonshire Street                                     7,953,662 shares/(2)/                8.3%
           Boston, Massachusetts 02109/(2)/

           Capital Research and Management Company
           333 South Hope Street                                    7,055,000 shares/(3)/                7.3%
           Los Angeles, California 90071/(3)/

           Dodge & Cox
           One Sansome St.                                          5,015,905 shares/(4)/                5.2%
           San Francisco, California 94104/(4)/
          -------------------------------------------------------------------------------------------------------


The information that is footnoted in the table above and set forth in the notes below is based upon a Schedule 13G filed with the Securities and Exchange Commission by each respective shareholder.

(1) In its Schedule 13G, Sanford C. Bernstein & Co., Inc. stated that (i) such shares are held for the accounts of various clients, and (ii) it has sole voting power with respect to 7,242,616 of such shares, shared voting power with respect to 1,490,046 of such shares and sole dispositive power with respect to all of such shares.

(2) In its Schedule 13G, FMR Corp. stated that (i) such shares collectively are beneficially owned by FMR Corp., certain controlling shareholders thereof, and various subsidiaries and one former subsidiary thereof, and (ii) such companies and individuals collectively have sole voting power with respect to 357,332 of such shares and sole dispositive power with respect to all of such shares.

(3) In its Schedule 13G, Capital Research and Management Company stated that, in its capacity as investment adviser, it has sole dispositive power with respect to all of such shares.

(4) In its Schedule 13G, Dodge & Cox stated that (i) such shares are held for the accounts of various clients, and (ii) it has sole voting power with respect to 4,567,805 of such shares, shared voting power with respect to 39,900 of such shares and sole dispositive power with respect to all of such shares.

                                  *    *     *

    On February 17, 2000, the Company, UPM-Kymmene Corporation and Blue Acquisition, Inc. entered into a merger agreement pursuant to which UPM-Kymmene will acquire all of the outstanding capital stock of the Company. The transaction is subject to various conditions, including approval by the shareholders of the Company and of UPM-Kymmene and regulatory approvals in various jurisdictions.

Stock Ownership by Directors and Executive Officers

     The following table sets forth certain information with respect to the shares and equivalent units of the Company's Common Stock beneficially owned, as of February 29, 2000, by each director, by each of the named executives and by all directors and executive officers as a group. The number of shares beneficially owned by all directors and executive officers as a group represents less than 1% of the outstanding Common Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

                    Name                           Number of Shares/(1)/
              ------------------------------------------------------------
               L. Scott Barnard                      105,905/(2),(3)/
               Lawrence A. Bossidy                     4,895/(4)/
               Robert A. Charpie                      51,513/(4)/
               H. Corbin Day                           6,672/(4)/
               Alice F. Emerson                        1,948/(4)/
               Allan E. Gotlieb                        2,518/(4)/
               Thomas L. Griffin                      71,815/(2),(3)/
               Henrique C. Meirelles                   2,688/(4)/
               Kenwood C. Nichols                    328,010/(2),(3)/
               Richard E. Olson                      240,933/(2),(3)/
               Richard L. Porterfield                 72,419/(2),(3)/
               Walter V. Shipley                       8,907/(4)/
               Richard E. Walton                       8,435/(4)/
               All directors and
                 executive officers
                 as a group                        1,103,370/(2),(3),(4)/
              ------------------------------------------------------------

(1) Certain directors and executive officers share voting or investment power with other persons with respect to 31,809 of such shares.

(2) The amounts reported include shares of Common Stock that executive officers have the right to acquire pursuant to stock options that are exercisable within 60 days, as follows: Mr. Barnard - 78,000 shares; Mr. Griffin - 48,300 shares; Mr. Nichols - 277,500 shares; Mr. Olson - 157,000 shares; Mr. Porterfield - 46,800 shares; and all executive officers as a group - 759,600 shares. The table does not include shares underlying performance share units and unvested restricted stock units held by executive officers.

(3) The amounts reported include shares of Common Stock that have been earned out under certain compensation plans and the receipt of which has been deferred until retirement, as follows: Mr. Barnard - 12,087 shares; Mr. Griffin - 4,438 shares; Mr. Nichols - 13,598 shares; Mr. Olson - 15,343 shares; Mr. Porterfield - 9,514 shares; and all executive officers as a group - 65,372 shares.

    The amounts reported also include Common Stock equivalent units held under the deferral arrangements of certain compensation and savings plans which entitle participants to receive a cash payment for each unit equal to the price of a share of Common Stock at the time of payment, as follows: Mr. Barnard - 9,239 units; Mr. Griffin - 15,286 units; Mr. Nichols - 5,028 units; Mr. Olson - 47,511 units; Mr. Porterfield - 14,339 units; and all executive officers as a group - 107,562 units.

(4) The amounts reported include Common Stock equivalent units, as follows: Mr. Bossidy - 2,895 units; Mr. Charpie - 43,822 units; Mr. Day - 3,672 units; Ms. Emerson - 1,518 units; Mr. Gotlieb - 1,518 units; Mr. Meirelles - 688 units; Mr. Shipley - 7,907 units; Mr. Walton - 6,535 units; and all directors as a group - 68,555 units. These Common Stock equivalent units consist of the units discussed above under "Directors' Compensation" and, in the case of certain directors, similar units representing the settlement of their accrued pension benefit as of January 1, 1997 under the Company's former retirement plan for outside directors.

Item 13.  Certain Relationships and Related Transactions

Transactions

   The Company and its subsidiaries have transactions in the ordinary course of business with organizations with which certain of the Company's directors are associated. In 1999, none of those transactions was sufficiently significant to be reportable, and management believes that all were on substantially the same terms as those prevailing at the time for comparable transactions with other persons. It is expected that similar transactions with such organizations will take place in the future.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements. The following Consolidated Financial Statements of Champion International Corporation and Subsidiaries, Notes to Financial Statements and Report of Independent Public Accountants are incorporated by reference herein from the Company's 1999 Annual Report:

                                                                                           Caption in Company's
              Description                                                            1999 Annual Report (page number)
              -----------                                                            --------------------------------
Consolidated Statements of Income for each of the
three years in the period ended December 31, 1999..............................          Consolidated Statement of Income (page 29)

Consolidated Balance Sheets at December 31, 1999 and 1998......................                Consolidated Balance Sheet (page 30)

Consolidated Statements of Cash Flows for each of
the three years in the period ended December 31, 1999..........................                   Consolidated Cash Flows (page 31)

Consolidated Statements of Retained Earnings for each of
the three years in the period ended December 31, 1999..........................            Consolidated Retained Earnings (page 32)

Consolidated Statements of Comprehensive Income for each                                                  Consolidated Statement of
of the three years in the period ended December 31, 1999.......................                      Comprehensive Income (page 32)

Notes to Financial Statements..................................................      Notes to Financial Statements (pages 33 to 46)

Report of Independent Public Accountants with
respect to the financial statements listed above...............................  Report of Independent Public Accountants (page 47)

     (b) Financial Statement Schedules. All Financial Statement Schedules have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements or Notes to Financial Statements listed under section (a) of this Item 14.

     (c) Exhibits. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibit numbers preceded by an asterisk (*) indicate Exhibits physically filed with this Annual Report on Form 10-K. All other Exhibit numbers indicate Exhibits filed by incorporation by reference herein. Exhibit numbers 10.1 through 10.39, which are preceded by a plus sign (+), are management contracts or compensatory plans or arrangements.

Exhibit Number                               Description
--------------                               -----------

    2.1 Agreement and Plan of Merger, dated as of February 17, 2000, by and among Champion International Corporation, UPM-Kymmene Corporation and Blue Acquisition, Inc. (filed by incorporation by reference to Exhibit 2.1 to the Company's Form 8-K dated February 25, 2000, Commission File No. 1-3053).

    2.2 Stock Option Agreement, dated as of February 17, 2000, between Champion International Corporation and UPM-Kymmene Corporation (filed by incorporation by reference to Exhibit 2.2 to the Company's Form 8-K dated February 25, 2000, Commission File No. 1-3053).

    2.3 Parent Stock Option Agreement, dated as of February 17, 2000, between Champion International Corporation and UPM-Kymmene Corporation (filed by incorporation by reference to Exhibit
                  2.3 to the Company's Form 8-K dated February 25, 2000, Commission File No. 1-3053).

    2.4 Parent Treasury Stock Option Agreement, dated as of February 17, 2000, between Champion International Corporation and UPM-Kymmene Corporation (filed by incorporation by reference to Exhibit 2.4 to the Company's Form 8-K dated February 25, 2000, Commission File No. 1-3053).

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

    3.5 By-Laws of the Company (filed by incorporation by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-3053).

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

  +10.4 Champion International Corporation 1999 Stock Option Plan (filed by incorporation by reference to Exhibit A to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders).

  *+10.5          Amendment to Champion International Corporation 1999 Stock
                  Option Plan.

   +10.6 Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit
                  10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-3053).

   +10.7 Amendment dated as of January 1, 1994 to Champion International Corporation Supplemental Retirement Income Plan (filed by incorporation by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

   +10.8 Champion International Corporation Nonqualified Supplemental Savings Plan (filed by incorporation by reference to Exhibit
                  10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

   +10.9 Champion International Corporation Management Incentive Deferral Plan (filed by incorporation by reference to Exhibit
                  10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-3053).

  +10.10 Form of Restricted Stock Unit Grant Letter dated February 18, 1997 (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

  +10.11 Champion International Corporation 1997 Incentive Compensation Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

  +10.12 Champion International Corporation 1997 Performance Share Plan (filed by incorporation by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

  +10.13 Agreement dated as of September 18, 1997 between the Company and Mr. Olson providing certain employment, severance and retirement arrangements (filed by incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-3053).

  +10.14 Agreement Relating to Legal Expenses dated September 18, 1997 between the Company and Mr. Olson providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-3053).

Exhibit Number                            Description
--------------                            -----------

  +10.15 Amendment dated as of May 28, 1999 to Agreement dated as of September 18, 1997 between the Company and Mr. Olson (filed by incorporation by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-3053).

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

  +10.19 Amendment dated as of May 28, 1999 to Agreement dated as of October 18, 1990 between the Company and Mr. Nichols (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-3053).

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

   +10.23 Amendment dated as of May 28, 1999 to Agreement dated as of October 18, 1990 between the Company and Mr. Barnard (filed by incorporation by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-3053).

   +10.24 Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

Exhibit Number                            Description
--------------                            -----------

   +10.25 Agreement Relating to Legal Expenses dated October 18, 1990 between the Company and Mr. Porterfield providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

   +10.26 Amendment dated as of September 19, 1991 to Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield (filed by incorporation by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-3053).

   +10.27 Amendment dated as of May 28, 1999 to Agreement dated as of October 18, 1990 between the Company and Mr. Porterfield (filed by incorporation by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-3053).

   +10.28        Agreement dated as of May 28, 1999 between the Company and Mr.
                 Griffin providing certain severance arrangements (filed by incorporation by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-3053).

   +10.29 Agreement Relating to Legal Expenses dated May 28, 1999 between the Company and Mr. Griffin providing reimbursement of certain legal expenses following a change in control of the Company (filed by incorporation by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-3053).

   +10.30 Amendment dated as of May 28, 1999 to Agreement dated as of May 28, 1999 between the Company and Mr. Griffin (filed by incorporation by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-3053).

   +10.31 Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank securing certain payments under the contracts listed as Exhibit numbers 10.13 through 10.30, among others, following a change in control of the Company (filed by incorporation by reference to Exhibit 19.11 to the Company's Form 10-Q for the quarter ended June 30, 1987, Commission File No. 1-3053).

   +10.32 Amendment dated as of August 18, 1988 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank (filed by incorporation by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-3053).

   +10.33 Second Amendment dated as of October 1, 1999 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank (filed by incorporation by reference to Exhibit
                 10.8 to the Company's Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-3053).

 *+10.34 Third Amendment dated as of December 1, 1999 to Trust Agreement dated as of February 19, 1987 between the Company and Fleet National Bank.

Exhibit Number                            Description
--------------                            -----------

   +10.35 Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-3053).

   +10.36 Amendment dated as of January 1, 1994 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-3053).

   +10.37 Second Amendment dated as of July 17, 1996 to Champion International Corporation Executive Life Insurance Plan (filed by incorporation by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-3053).

   +10.38 Extract from the minutes of the meeting of the Board of Directors of the Company held on October 18, 1979 relating to the $50,000 of group term life insurance provided by the Company for non-employee directors (filed by incorporation by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-
                 3053).

   +10.39 Compensation Plan for Non-Employee Directors (filed by incorporation by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-3053).

   *11 Schedule showing calculation of basic earnings per common share and diluted earnings per common share.

   *13 Portions of the Company's 1999 Annual Report which are specifically incorporated by reference herein.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2000.


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

Signature                             Title                     Date
---------                             -----                     ----

                              Chairman of the Board,
                              Chief Executive Officer
                              and Director (Principal
   Richard E. Olson*          Executive Officer)                March 13, 2000
------------------------
  (Richard E. Olson)
                              Vice Chairman and Executive
                              Officer and Director (Principal
 Kenwood C. Nichols*          Accounting Officer)               March 13, 2000
------------------------
 (Kenwood C. Nichols)
                              Vice President-Finance
                              and Treasurer (Principal
    Thomas L. Hart*           Financial Officer)                March 13, 2000
------------------------
    (Thomas L. Hart)


  Lawrence A. Bossidy*        Director                          March 13, 2000
------------------------
  (Lawrence A. Bossidy)


   Robert A. Charpie*         Director                          March 13, 2000
------------------------
  (Robert A. Charpie)


     H. Corbin Day*           Director                          March 13, 2000
------------------------
    (H. Corbin Day)


   Alice F. Emerson*          Director                          March 13, 2000
------------------------
  (Alice F. Emerson)


   Allan E. Gotlieb*          Director                          March 13, 2000
------------------------
  (Allan E. Gotlieb)

        Signature              Title                    Date
        ---------              -----                    ----

  Henrique C. Meirelles*      Director               March 13, 2000
--------------------------
 (Henrique C. Meirelles)


   Walter V. Shipley*         Director               March 13, 2000
--------------------------
  (Walter V. Shipley)


   Richard E. Walton*         Director               March 13, 2000
--------------------------
  (Richard E. Walton)


*By  /s/ Lawrence A. Fox                             March 17, 2000
   -----------------------
        (Lawrence A. Fox)


     A power of attorney authorizing Stephen B. Brown, Lawrence A. Fox and Richard E. Olson and each of them to sign this Report and all amendments hereto as attorneys-in-fact for officers and directors of the registrant is filed as
Exhibit 24 hereto.