Form 10-Q
period 2000-03-31
CHAMPION INTERNATIONAL CORP
filed 2000-05-12
CIK 19150

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________


     Commission File Number   1-3053


                       Champion International Corporation
             (Exact name of registrant as specified in its charter)

           New York                                     13-1427390
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

                 One Champion Plaza, Stamford, Connecticut 06921
                    (Address of principal executive offices)
                                   (Zip Code)

                                  203-358-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 30, 2000
Common stock, $.50 par value                                96,611,438

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                         (in millions, except per share)


                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2000         1999
                                                       -------      -------

Net Sales                                              $ 1,368      $ 1,275
Costs and Expenses
     Cost of products sold                               1,087        1,131
     Selling, general and administrative expenses           88           83
     Interest and debt expense                              50           63
     Other (income) expense - net (Note 2)                  (6)         (43)
                                                       -------      -------
Total costs and expenses                                 1,219        1,234

Income Before Income Taxes and
     Extraordinary Item                                    149           41

Income Taxes                                                51           (1)
                                                       -------      -------

Net Income                                             $    98      $    42
                                                       =======      =======

Average Number of Common Shares Outstanding               96.5         95.6
                                                       =======      =======

Earnings Per Common Share (Exhibit 11):
     Basic                                             $  1.01      $   .44
                                                       =======      =======
     Diluted                                           $  1.01      $   .43
                                                       =======      =======

Cash Dividends Declared                                $   .15      $   .05
                                                       =======      =======



           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in millions of dollars)


                                                                March 31,   December 31,
                                                                  2000         1999
                                                               (unaudited)
                                                               -----------  -----------
ASSETS:
Current Assets:
  Cash and cash equivalents                                       $   287    $   418
  Receivables - net                                                   551        540
  Inventories                                                         473        421
  Prepaid expenses                                                     22         24
  Deferred income taxes                                                78         79
                                                                  -------    -------
     Total Current Assets                                           1,411      1,482
                                                                  -------    -------

Timber and timberlands, at cost - less cost of timber harvested     2,288      2,273
                                                                  -------    -------
Property, plant and equipment, at cost                              7,538      7,484
  Less - Accumulated depreciation                                   3,665      3,608
                                                                  -------    -------
                                                                    3,873      3,876
                                                                  -------    -------

Other assets and deferred charges                                     841        687
                                                                  -------    -------
          Total Assets                                            $ 8,413    $ 8,318
                                                                  =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable and accrued liabilities                        $   645    $   691
  Current installments of long-term debt                              128        127
  Short-term borrowings                                               111         72
  Income taxes                                                         16         33
                                                                  -------    -------
     Total Current Liabilities                                        900        923
                                                                  -------    -------

Long-term debt                                                      2,526      2,526
                                                                  -------    -------
Other liabilities                                                     827        813
                                                                  -------    -------
Deferred income taxes                                                 973        961
                                                                  -------    -------

Shareholders' Equity:
  Capital Shares:
     Common (112,030,297 and 111,767,273 shares issued at
          March 31, 2000 and December 31, 1999, respectively)          56         56
     Capital surplus                                                1,733      1,743
  Retained Earnings                                                 2,521      2,437
                                                                  -------    -------
                                                                    4,310      4,236
  Treasury shares, at cost                                           (689)      (689)
  Accumulated other comprehensive income                             (434)      (452)
                                                                  -------    -------
     Total Shareholders' Equity                                     3,187      3,095
                                                                  -------    -------
          Total Liabilities and Shareholders' Equity              $ 8,413    $ 8,318
                                                                  =======    =======



           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOWS (unaudited)
                            (in millions of dollars)


                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                           2000        1999
                                                                          ------      ------
Cash flows from operating activities:
Net income                                                                $  98       $  42
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                                                    79          92
     Cost of timber harvested                                                19          21
     Net gain on sale of assets                                              (2)         (2)
     Foreign currency transaction (gain) loss                                 3         (39)
     Changes in assets and liabilities, net of acquisitions
         and divestitures:
           Receivables                                                       (9)        (40)
           Inventories                                                      (51)        (42)
           Prepaid expenses                                                   2          --
           Accounts payable and accrued liabilities                         (53)          7
           Income taxes payable                                             (15)         --
           Other liabilities                                                 11          (8)
           Deferred income taxes                                             30          (8)
     All other - net                                                         (2)          4
                                                                          -----       -----
Net cash provided by operating activities                                   110          27
                                                                          -----       -----
Cash flows from investing activities:
     Expenditures for property, plant and equipment                         (67)        (42)
     Timber and timberlands expenditures                                    (27)        (28)
     Funding of deferred compensation trust                                (159)         --
     Proceeds from sales of property, plant and equipment
         and timber and timberlands                                           3           5
     All other - net                                                         (5)         --
                                                                          -----       -----
Net cash used in investing activities                                      (255)        (65)
                                                                          -----       -----
Cash flows from financing activities:
     Proceeds from issuance of debt                                          49          25
     Payments of current installments of long-term
        debt and short-term borrowings                                      (14)        (31)
     Cash dividends paid                                                    (10)         (5)
     All other - net                                                        (11)         (3)
                                                                          -----       -----
Net cash provided by (used in) financing activities                          14         (14)
                                                                          -----       -----
Decrease in cash and cash equivalents                                      (131)        (52)
Cash and Cash Equivalents:
Beginning of period                                                         418         300
                                                                          -----       -----
End of period                                                             $ 287       $ 248
                                                                          =====       =====
Supplemental cash flow disclosures:
     Cash paid during the period for:
         Interest (net of capitalized amounts)                            $  44       $  45
         Income taxes (net of refunds)                                       37           7

           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 March 31, 2000

Note 1.

The unaudited information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present fairly a statement of the results for the interim periods reported. All such adjustments made were of a normal recurring nature. Certain amounts for 1999 have been reclassified to conform to the current year's presentation.

Note 2.

Other income (expense) - net for the three months ended March 31, 1999 included a net foreign currency transaction gain of $38.6 million for the company's Brazilian operations.

Note 3.

Information about the company's operations in different businesses is as follows:


                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
(in millions of dollars)                              2000          1999
-----------------------------------------            ------        ------
Net Sales to Unaffiliated Customers
     Pulp and Paper
           North America                             $  692        $  711
           Brazil                                       116            86
           Distribution                                 233           200
                                                     ------        ------
           Total Pulp and Paper                       1,041           997
                                                     ------        ------
     Wood Products                                      327           278
                                                     ------        ------
     Total                                           $1,368        $1,275
                                                     ======        ======

Intersegment Sales
     Pulp and Paper
           North America                             $   36        $   34
           Brazil                                         5             4
           Distribution                                   5             3
                                                     ------        ------
           Total Pulp and Paper                          46            41
                                                     ------        ------

     Wood Products                                       88           112
                                                     ------        ------

     Total                                           $  134        $  153
                                                     ======        ======

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
(in millions of dollars)                              2000          1999
-------------------------------------                ------        ------
Income From Operations
     Pulp and Paper
           North America                              $  87         $ (10)
           Brazil                                        49            32
           Distribution                                   6             6
                                                      -----         -----
           Total Pulp and Paper                         142            28
                                                      -----         -----

     Wood Products                                       57            42
                                                      -----         -----

     General Corporate Expense                           (6)           (9)
                                                      -----         -----

     Total                                            $ 193         $  61
                                                      =====         =====


Note 4.

Comprehensive income reflects changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income for the periods presented below includes foreign currency translation items associated with the company's Brazilian and Canadian operations. There was no tax expense or tax benefit associated with the foreign currency translation items.

Comprehensive income


                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
(in millions of dollars)                               2000          1999
---------------------------------------               ------        ------
Net income                                            $  98         $  42


Foreign currency translation
  adjustments                                            17          (228)
                                                      -----         -----

Comprehensive income (loss)                           $ 115         $(186)
                                                      =====         =====

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 5.

The company occasionally enters into forward exchange contracts and interest rate swap agreements to hedge certain assets that are denominated in foreign currencies. In addition, the company occasionally enters into interest rate swap agreements which convert variable rate debt to fixed interest rate. At March 31, 2000, the company had no significant forward exchange contracts or interest rate swap agreements outstanding. The company does not hold financial instruments for trading purposes.

Note 6.

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

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overall Quarterly Results

The company reported net income in the first quarter of 2000 of $98 million or $1.01 per diluted share. This compared with net income of $42 million or 43 cents per diluted share for the first quarter of 1999, which included earnings of $39 million or 40 cents per share from the impact of the devaluation of the Brazilian currency on U.S.-denominated investments held by the company's Brazilian operation. In the fourth quarter of 1999, net income was $79 million or 82 cents per diluted share, before an extraordinary charge of $2 million or three cents per share for the early retirement of debt. As discussed below, the improvement from the first quarter of 1999 was mainly due to higher operating income in the pulp and paper segments and the wood products segment and lower interest expense. The improvement from last quarter was principally due to higher operating income in North American pulp and paper segment, lower selling, general and administrative expenses and lower interest expense.

Prices for many of the company's key pulp and paper grades began to gradually improve during the last nine months of 1999 and into early 2000, reflecting the gradual economic recovery in Asia, as well as strong demand attributable to economic growth in North America and Europe. In addition, on the supply side, there have been relatively few capacity additions in the industry since 1998, although manufacturers have increased paper production from existing facilities. This improved the demand/supply relationship and contributed to progressively higher earnings in the company's pulp and paper segments during the last three quarters of 1999 and the first quarter of 2000. The company believes that markets for pulp and paper will continue to improve into the next several quarters. However, the company's second quarter results will be adversely impacted by an unscheduled maintenance outage at the Hinton, Alberta pulp mill to repair its recovery boilers, as well as several scheduled maintenance outages at other facilities.

Significant Income Statement Changes

Net sales of $1.37 billion increased from $1.27 billion last year and $1.35 billion last quarter. Gross profit was $281 million, compared with $144 million last year and $281 million last quarter. Pre-tax income of $149 million increased from $2 million a year ago, before a special item, and $115 million last quarter, before the extraordinary item. The increases in net sales, gross profit and pre-tax income from the year-ago quarter were primarily due to (i) improved prices for pulp and most of the company's paper grades, (ii) increased shipments and higher prices for Canadian lumber and plywood and higher West Coast timber sales and (iii) continued progress in the company's profit improvement program. The improvement in pre-tax income from last quarter was mainly due to (i) higher prices for pulp and coated freesheet papers and improved product mix in the uncoated freesheet papers business, (ii) higher U.S. and Canadian plywood shipments and prices and (iii) continued progress in the company's profit improvement program.

The aggregate cost of products sold declined from last year and increased slightly from last quarter. The decline from last year was principally due to lower shipments resulting from the May 1999 sale of the company's mill in Canton, North Carolina and the liquid packaging business (the Canton System) and the June 1999 sale of the company's groundwood specialty mill in Deferiet, New York. The increase from last quarter was primarily due to higher purchased fiber and energy costs.

Selling, general and administrative expenses increased slightly from last year but declined significantly from last quarter. The increase from last year was mainly due to higher performance-based compensation. The decline from last quarter was principally due to lower legal and professional costs and the impact of stock price fluctuations on the value of stock appreciation rights and other stock-based compensation. During the first quarter of 2000, the company recorded pre-tax income of $21 million related to the termination of the performance share plan which did not achieve its targeted stock price in the earn-out period that ended in March 2000. In addition, during the quarter, the company recorded $10 million of bad debt expense, $5 million of expenses associated with the proposed merger with UPM- Kymmene Corporation, and $3 million of additional compensation costs.

Interest and debt expense decreased from last year and last quarter. The decreases were principally due to lower outstanding debt.

Other (income) expense - net for the first quarter of 1999 included a net foreign currency transaction gain of $39 million on investments held by the company's Brazilian subsidiary, Champion Papel e Celulose, Ltda. (CPC). Excluding this item, other (income) expense - net for the first quarter of 2000 improved slightly from last year and last quarter. The improvement from last year was mainly due to higher interest income. The improvement from last quarter was primarily due to lower net foreign currency transaction losses.

The company's effective tax rate reflects the mix of earnings from the company's operations in North America and Brazil; the tax rate applicable to North American operations is higher than the Brazilian tax rate. The income tax benefit for the first quarter of 1999 reflected the impact of the $39 million net foreign currency transaction gain, which was not taxable.

Pulp, Paper and Distribution

Each of the company's North American and Brazilian pulp and paper segments and its distribution segment is discussed separately below. For these segments in the aggregate, first quarter operating income of $142 million compared with $28 million a year ago and $130 million in the fourth quarter of last year. The improvement from the year-ago quarter was mainly due to higher prices for pulp and most of the company's paper grades. The improvement from last quarter was primarily due to higher prices for pulp and coated freesheet papers and improved product mix in the uncoated freesheet papers business.

North American Pulp and Paper Segment

The North American pulp and paper segment consists of the company's domestic pulp and paper operations, excluding its distribution business, as well as the softwood market pulp operations at the company's Canadian subsidiary, Weldwood of Canada Limited (Weldwood).

Operating income for the company's North American pulp and paper segment of $87 million improved significantly from the operating loss of $10 million in the year-ago quarter and operating income of $77 million last quarter. Total North American paper, packaging and pulp shipments of 1.0 million tons decreased from
1.2 million tons last year and were approximately even with last quarter. The decline in shipments from last year was due to the divestiture of various facilities discussed above under "Significant Income Statement Changes," partially offset by increased shipments from ongoing operations.

A summary of shipments and prices of the company's major U.S. paper products from ongoing operations is as follows:


                                          Shipments
                                   (Thousands of Short Tons)              Average Price Per Ton
                                 ------------------------------       -----------------------------
                                 1st Qtr    4th Qtr     1st Qtr       1st Qtr    4th Qtr    1st Qtr
Product                             2000       1999        1999          2000       1999       1999
-------                             ----       ----        ----          ----       ----       ----
Uncoated Freesheet                   331        298         298          $707       $704       $572
Coated Freesheet                     123        131         122          $825       $798       $758
Coated Groundwood                    168        180         150          $867       $869       $835
Uncoated Groundwood                   23         30          21          $654       $689       $724
Kraft Paper & Linerboard             132        133         133          $414       $408       $344


The mills in the domestic coated papers business are in Bucksport, Maine; Quinnesec, Michigan; and Sartell, Minnesota. Northern bleached hardwood kraft
(NBHK) pulp sales at Quinnesec and uncoated groundwood papers produced at Sartell also are included in the results of this business. Operating income for the domestic coated papers business increased from last year but declined from last quarter. The improvement from last year was principally due to higher prices for NBHK pulp and for coated groundwood and freesheet papers. The decline from last quarter was mainly due to a capital improvement outage at the Sartell mill during the first quarter of 2000, which was completed on April 5, and higher purchased fiber and energy costs. A price increase of $45 per ton for NBHK pulp was implemented April 1. Prices for coated freesheet and groundwood papers continued to improve early in the second quarter. A maintenance outage is scheduled for the Quinnesec pulp mill and paper machine in the second quarter.

The mills in the domestic uncoated papers business are in Pensacola, Florida and Courtland, Alabama. Pulp sales at Pensacola and Courtland and coated freesheet papers sales at Courtland also are included in the results of this business. Operating income improved significantly from the operating loss last year and the operating income last quarter. The improvement from last year was mainly due to higher prices and shipments for uncoated freesheet papers and higher prices for coated freesheet papers and pulp. The improvement from last quarter was primarily due to improved product mix, higher prices for pulp and coated freesheet papers and higher shipments of uncoated freesheet papers. Prices for coated and uncoated freesheet papers and pulp continued to improve early in the second quarter. A maintenance outage is scheduled at the Courtland and Pensacola mills in the second quarter.

Linerboard and kraft papers are produced at the Roanoke Rapids, North Carolina mill. Operating income for the kraft papers business improved from last year and last quarter. The improvement from both prior quarters was mainly due to higher prices for linerboard and kraft papers.

In the first quarter of 2000, the only remaining pulp and paper operation to be divested was the Hamilton, Ohio mill. Operations previously divested include the Canton System and the Deferiet, New York mill, which were sold in May 1999 and June 1999, respectively. The first quarter 2000 operating loss for the Hamilton mill was slightly larger than the operating loss for these operations (Canton System, Deferiet and Hamilton mills) in the year-ago quarter and was approximately even with last quarter. The larger loss compared with the year-ago quarter was due to lower prices for premium coated and uncoated freesheet papers.

Weldwood's market pulp operations consist of its mill in Hinton, Alberta and a 50% interest in a joint venture pulp mill in Quesnel, British Columbia. Operating income for these operations improved significantly from the operating loss last year and the operating income last quarter. The improvement from both prior quarters was due to higher prices for northern bleached softwood kraft
(NBSK) pulp. The loss in the year-ago quarter also reflected higher manufacturing costs due to a two-week strike at the Hinton mill which ended on April 5, 1999. The average price for NBSK pulp of (U.S.) $466 per ton in the first quarter of 2000 increased from $323 per ton in the first quarter of 1999 and $415 per ton in the fourth quarter of 1999. Shipments of 166,000 tons compared with 168,000 tons last year and 164,000 tons last quarter. As discussed above, the Hinton, Alberta pulp mill experienced an unscheduled maintenance outage early in the second quarter of 2000 to repair its two recovery boilers. The company currently anticipates that the outage on each boiler will last approximately one month and eliminate a total of approximately 40,000 tons of NBSK pulp production. During the outage, the company also performed maintenance which had been scheduled for October 2000, thereby eliminating the need for such fourth quarter maintenance outage. As a result, planned fourth quarter NBSK pulp production is expected to increase by approximately 11,000 tons. Prices for NBSK pulp continued to improve early in the second quarter. A price increase of $40 per ton for NBSK pulp was implemented April 1.

Brazilian Pulp and Paper Segment

The Brazilian pulp and paper segment consists primarily of the pulp and paper operations of CPC. In addition, the segment includes CPC's wood-related operations. Operating income of $49 million compared with $32 million last year and $50 million last quarter. The improvement from the first quarter of 1999 was principally due to higher prices for uncoated freesheet and coated groundwood papers, which more than offset higher manufacturing costs. Compared to last quarter, higher prices for pulp and paper were offset by lower paper shipments, partially attributable to a capital improvement outage on one of the uncoated freesheet paper machines, and higher manufacturing costs. The overall average price for uncoated freesheet papers was $731 per ton in the first quarter, compared with $542 per ton last year and $662 per ton last quarter. The average price for coated groundwood papers was $857 per ton, compared with $650 per ton last year and $785 per ton last quarter. Uncoated freesheet papers shipments of 97,000 tons declined from 98,000 tons last year and 107,000 tons last quarter. Coated groundwood papers shipments of 45,000 tons declined from 48,000 tons last year and 51,000 tons last quarter. A capital improvement outage on an uncoated freesheet paper machine is scheduled in the second quarter.

Distribution Segment

For the company's distribution segment, income from operations of $6 million was even with last year and increased from $3 million last quarter. The improvement from last quarter was mainly due to higher sales.

Wood Products Segment

A summary of shipments and prices of the company's major wood products is as follows:


                                                  Shipments                         Price Per Unit
                                        -----------------------------       -----------------------------
                                        1st Qtr    4th Qtr    1st Qtr       1st Qtr    4th Qtr    1st Qtr
Product                                    2000       1999       1999          2000       1999       1999
-------                                    ----       ----       ----          ----       ----       ----
U.S.
   Lumber - MMBF                            128        121        119          $320       $321       $328
   Softwood Plywood - MMSF 3/8"             243        220        229          $250       $243       $267

Canada
   Lumber - MMBF                            260        268        229          $311       $308       $281
   Softwood Plywood - MMSF 3/8"             120        116         98          $262       $254       $238


For the company's wood products segment, which includes the wood-related operations of Weldwood, income from operations of $57 million improved from $42 million in the first quarter of 1999 and $53 million last quarter. The improvement from the year-ago quarter was primarily due to increased shipments and higher prices for Canadian lumber and plywood and higher West Coast timber sales. The improvement from the fourth quarter of 1999 was mainly due to higher U.S. and Canadian plywood shipments and prices. Prices for lumber and plywood were somewhat higher early in the second quarter.

Foreign Operations

The company's major foreign operations, which are discussed above under their respective business segment headings, are in Brazil and Canada. Net sales (including intracompany transfers) for CPC and Weldwood for the first quarter of 2000 were (U.S.) $121 million and (U.S.) $212 million, respectively, accounting for 9% and 16%, respectively, of consolidated net sales of the company. Pre-tax income for CPC and Weldwood was $45 million and $42 million, respectively, accounting for 30% and 28%, respectively, of consolidated pre-tax income of the company. Net income for the first quarter of 2000 for CPC and Weldwood was $33 million and $26 million, respectively, accounting for 34% and 27%, respectively, of consolidated net income of the company.

Labor Contracts

The union contract relating to the Bucksport, Maine groundwood papers mill expired on April 30, 2000. The mill is operating under the terms of the expired contract while efforts to reach a new agreement continue.

At Weldwood, union contracts covering the wood products facilities, except the Hinton, Alberta plant, will expire on June 30, 2000. Negotiations for new labor agreements are currently taking place.


Financial Condition

General

The company's current ratio was 1.6 to 1 at March 31, 2000 and year-end 1999. Total debt to total capitalization was 40% at March 31, 2000 and year-end 1999.

Significant Balance Sheet Changes

Inventories increased from December 31, 1999 due to the seasonal increase in Canadian log inventories and higher paper inventories held at distribution centers. Other assets and deferred charges increased from year-end 1999 due to the $159 million funding of a deferred compensation trust. Accounts payable and accrued liabilities decreased from year-end 1999 primarily due to the timing of payments.

For a discussion of changes in long-term debt (including current installments), short-term borrowings and cash and cash equivalents, see below.

Cash Flows Statement - General

2000

In the first three months of 2000, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures and the funding of a deferred compensation trust) and financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents and short-term borrowings. Cash and cash equivalents decreased by $131 million in the first three months to a total of $287 million, $251 million of which was held by the company's Brazilian and Canadian subsidiaries. In the first three months, net borrowings generated cash proceeds of $35 million. Long-term debt (including current installments) and short-term borrowings in the aggregate increased by $40 million.

1999

In the first three months of 1999, the company's net cash provided by operating activities and asset sales was not sufficient to meet the requirements of its investing activities (principally capital expenditures) and financing activities (principally debt payments and cash dividends). The difference was financed through the use of cash and cash equivalents. Cash and cash equivalents decreased by $52 million to a total of $248 million.

Cash Flows Statement - Operating Activities

For the first three months, net cash provided by operating activities of $110 million increased from $27 million a year ago. The increase was primarily due to higher net income, the net foreign currency transaction gain last year, a smaller decrease in receivables and increases in other liabilities and deferred income taxes. This was partially offset by lower non-cash expenses for depreciation and cost of timber harvested, a decrease in accounts payable and accrued liabilities and higher income tax payments.

Cash Flows Statement - Investing Activities

For the first three months, net cash used in investing activities of $255 million increased from $65 million a year ago. The increase was mainly due to the funding of a deferred compensation trust and higher capital expenditures.

Cash Flows Statement - Financing Activities

For the first three months, net cash provided by financing activities of $14 million compared with net cash used in financing activities of $14 million last year. The change was principally due to net borrowings this year.

At March 31, 2000 and December 31, 1999, the company had no U.S. commercial paper, current maturities of long-term debt and other short-term obligations classified as long-term debt. At March 31, 2000, the company had $43 million of U.S. commercial paper outstanding, all of which is classified as short-term debt. At March 31, 2000 and December 31, 1999, no notes were outstanding under the company's U.S. bank lines of credit. Domestically, at March 31, 2000, the company had unused bank lines of credit of $1.1 billion. At March 31, 2000, Weldwood had unused bank lines of credit of (U.S.) $145 million.

The annual principal payment requirements under the terms of all long-term agreements for the period from April 1 through December 31, 2000 are $128 million and for the years 2001 through 2004 are $144 million, $30 million, $28 million and $24 million, respectively.

Divestiture Program

The company is continuing to actively pursue the sale of its Hamilton, Ohio mill.

The Environment

Environmental Legal Proceedings

There is incorporated by reference herein the information in the first paragraph under Item 1. Legal Proceedings in Part II of this report.

Effluent Discharge from Pensacola, Florida Mill

As previously reported, the company has been evaluating alternative options for the discharge of effluent from its Pensacola, Florida mill. In April 2000, the company entered into an agreement with the Florida Department of Environmental Protection and the Escambia County Utility Authority (ECUA) to evaluate the feasibility of constructing a wastewater treatment plant to treat effluent from the Pensacola mill and a portion of Escambia County's residential effluent. The agreement also provides for the company to evaluate the potential use of treated residential effluent from other ECUA treatment plants as process water at the Pensacola mill. The evaluation is expected to be completed in one year.

Environmental Information Request

As part of a national enforcement initiative by the United States Environmental Protection Agency (EPA), several forest products companies have received requests for information under Section 114 of the Clean Air Act (Act) and/or notices of violation relating to compliance with permitting requirements under the Act. The company has received a Section 114 request at its Quinnesec, Michigan mill and has submitted its response to the EPA.

Nitrogen Oxide Regulations

In September 1998, the EPA issued final regulations requiring a 60% reduction in Nitrogen Oxide (NOx) emissions in 22 states. As a result of a lawsuit, those regulations were overturned; however, they were reinstated on appeal. The states are required to submit plans by September 2000 for reducing NOx emissions from industrial sources and to implement their plans by 2003. In addition, the EPA has granted previously filed petitions (Section 126 Petitions) from various northeastern states to impose NOx reductions on certain of the 22 states. Four of the company's mills are affected by the NOx regulations and the Section 126 Petitions. Based upon a preliminary review, the company presently anticipates that it could incur capital expenditures of $20 million to $40 million over a multi-year period and ongoing operating costs to comply with the required NOx reductions. Approximately $5 million of the estimated costs are attributable to the Hamilton, Ohio mill, which the company has offered for sale. These estimated expenditures assume that the technology identified by the EPA is capable of achieving the NOx reductions projected by the EPA, which the company has not independently confirmed.

Other

Merger Announcement

On February 17, 2000, the company and UPM-Kymmene Corporation entered into a definitive merger agreement.

On May 10, 2000, the company announced that it had received a proposal from International Paper Company to acquire all of the outstanding shares of the company's common stock. In the proposal, International Paper offered to purchase 2/3 of the company's common stock for $75 per share in cash, to be followed by a merger in which each remaining share would be converted into International Paper common stock with a market value of $75. The proposal indicated that International Paper would maintain the value of the stock component of its proposal down to a price of $34.50 per International Paper share. If International Paper's shares are trading at less than $34.50 per share at the time of the merger, each remaining company share would be converted into 2.17391 International Paper shares.

Item 3. Quantitive and Qualitive Disclosures About Market Risk.

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

                           PART II. OTHER INFORMATION

               CHAMPION INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings.

On March 25, 2000, the company received a draft civil complaint from the Attorney General of Maine alleging violations by the company of wastewater discharge regulations and licenses at its Costigan and Passadumkeag, Maine sawmills. Included with the complaint was an offer to settle the complaint by payment of a civil penalty of $1,106,900. The company will meet with the Attorney General's office to discuss possible settlement.

In March and April 2000, the company and the ten members of its board of directors were served with six lawsuits that have been filed in Supreme Court for the State of New York, New York County. Each of the suits purports to be a class action filed on behalf of company shareholders and alleges that the defendants breached their fiduciary duties in connection with the proposed merger with UPM-Kymmene Corporation and the proposal from International Paper Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)  See exhibit index following the signature page.

(b) The company filed a Current Report on Form 8-K dated February 18, 2000 reporting the issuance of a press release announcing the execution of an Agreement and Plan of Merger between the company and UPM-Kymmene.

     The company filed a Current Report on Form 8-K dated February 25, 2000 reporting that the company and UPM-Kymmene entered into three stock option agreements in connection with their Agreement and Plan of Merger.

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




                                       Champion International Corporation
                                                 (Registrant)





Date:     May 12, 2000                         /s/ John M. Nimons
                                           --------------------------
                                                   (Signature)

                                           John M. Nimons
                                           Vice President and Controller




Date:     May 12, 2000                       /s/ Kenwood C. Nichols
                                           --------------------------
                                                   (Signature)

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